Form 10-Q
period 2020-09-30
PC TEL INC
filed 2020-11-09
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the registrant had 18,719,773 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$4,429	$7,094
Short-term investment securities	33,103	32,556
Accounts receivable, net of allowances of $111 and $104 at September 30, 2020 and
December 31, 2019, respectively	13,955	17,380
Inventories, net	10,290	11,935
Prepaid expenses and other assets	1,207	1,842
Total current assets	62,984	70,807

Property and equipment, net	12,728	11,985
Long-term investment securities	3,735	0
Goodwill	3,332	3,332
Intangible assets, net	0	144
Other noncurrent assets	2,492	2,969
TOTAL ASSETS	$85,271	$89,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,279	$3,190
Accrued liabilities	7,094	9,382
Total current liabilities	9,373	12,572
Long-term liabilities	4,557	3,315
Total liabilities	13,930	15,887
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 and 100,000,000 shares authorized at
September 30, 2020 and December 31, 2019, respectively, and 18,639,364 and 18,611,289
shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	130,267	133,954
Accumulated deficit	(58,759)	(60,305)
Accumulated other comprehensive loss	(186)	(318)
Total stockholders’ equity	71,341	73,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,271	$89,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

REVENUES	$18,923	$23,630	$56,271	$67,720
COST OF REVENUES	9,348	12,983	28,960	37,720
GROSS PROFIT	9,575	10,647	27,311	30,000
OPERATING EXPENSES:
Research and development	3,216	3,214	9,315	9,223
Sales and marketing	2,640	2,935	8,179	8,830
General and administrative	2,559	3,214	8,306	10,381
Amortization of intangible assets	0	48	32	170
Restructuring expenses	25	295	124	295
Total operating expenses	8,440	9,706	25,956	28,899
OPERATING INCOME	1,135	941	1,355	1,101
Other (expense) income, net	(84)	393	216	874
INCOME BEFORE INCOME TAXES	1,051	1,334	1,571	1,975
Expense for income taxes	9	6	25	23
NET INCOME	$1,042	$1,328	$1,546	$1,952

Net Income per Share:
Basic	$0.06	$0.07	$0.09	$0.11
Diluted	$0.06	$0.07	$0.08	$0.11

Weighted Average Shares:
Basic	18,199	17,922	18,184	17,792
Diluted	18,311	18,181	18,382	18,105

Cash dividend per share	$0.055	$0.055	$0.165	$0.165

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

NET INCOME	$1,042	$1,328	$1,546	$1,952

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	206	(261)	132	(256)

COMPREHENSIVE INCOME	$1,248	$1,067	$1,678	$1,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at JUNE 30, 2020	$19	$130,853	$(59,801)	$(392)	$70,679
Stock-based compensation expense	0	433	0	0	433
Issuance of shares for stock options	0	8	0	0	8
Cancellation of shares for payment of withholding tax	0	(2)	0	0	(2)
Dividends paid ($0.055 per share)	0	(1,025)	0	0	(1,025)
Net income	0	0	1,042	0	1,042
Change in cumulative translation adjustment, net	0	0	0	206	206
BALANCE at SEPTEMBER 30, 2020	$19	$130,267	$(58,759)	$(186)	$71,341

BALANCE at JUNE 30, 2019	$18	$133,753	$(63,431)	$(211)	$70,129
Stock-based compensation expense	0	918	0	0	918
Issuance of shares for stock purchase plans and stock options	1	391	0	0	392
Cancellation of shares for payment of withholding tax	0	(11)	0	0	(11)
Dividends paid ($0.055 per share)	0	(1,017)	0	0	(1,017)
Net income	0	0	1,328	0	1,328
Change in cumulative translation adjustment, net	0	0	0	(261)	(261)
BALANCE at SEPTEMBER 30, 2019	$19	$134,034	$(62,103)	$(472)	$71,478

BALANCE at DECEMBER 31, 2019	$19	$133,954	$(60,305)	$(318)	$73,350
Stock-based compensation expense	1	1,995	0	0	1,996
Issuance of shares for stock purchase plans and stock options	0	504	0	0	504
Cancellation of shares for payment of withholding tax	0	(1,108)	0	0	(1,108)
Repurchase of common stock	(1)	(1,999)	0	0	(2,000)
Dividends paid ($0.165 per share)	0	(3,079)	0	0	(3,079)
Net income	0	0	1,546	0	1,546
Change in cumulative translation adjustment, net	0	0	0	132	132
BALANCE at SEPTEMBER 30, 2020	$19	$130,267	$(58,759)	$(186)	$71,341

BALANCE at DECEMBER 31, 2018	$18	$133,859	$(64,055)	$(216)	$69,606
Stock-based compensation expense	0	3,246	0	0	3,246
Issuance of shares for stock purchase plans and stock options	1	729	0	0	730
Cancellation of shares for payment of withholding tax	0	(754)	0	0	(754)
Dividends paid ($0.165 per share)	0	(3,046)	0	0	(3,046)
Net income	0	0	1,952	0	1,952
Change in cumulative translation adjustment, net	0	0	0	(256)	(256)
BALANCE at SEPTEMBER 30, 2019	$19	$134,034	$(62,103)	$(472)	$71,478

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019

Operating Activities:
Net income	$1,546	$1,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,260	2,152
Intangible asset amortization	144	670
Stock-based compensation	1,996	3,246
Loss on disposal of property and equipment	7	91
Restructuring costs	(40)	268
Bad debt provision	(164)	(3)
Changes in operating assets and liabilities:
Accounts receivable	3,599	(1,276)
Inventories	1,691	(838)
Prepaid expenses and other assets	1,058	902
Accounts payable	(1,210)	(1,019)
Income taxes payable	(12)	(40)
Other accrued liabilities	(269)	1,485
Deferred revenue	13	5
Net cash provided by operating activities	10,619	7,595
Investing Activities:
Capital expenditures	(3,373)	(1,366)
Purchases of investments	(40,038)	(38,393)
Redemptions/maturities of short-term investments	35,756	36,844
Net cash used in investing activities	(7,655)	(2,915)
Financing Activities:
Proceeds from issuance of common stock	504	730
Proceeds from Paycheck Protection Program Loan	3,500	0
Repayment of Paycheck Protection Program Loan	(3,500)	0
Payment of withholding tax on stock-based compensation	(1,108)	(754)
Principle payments on finance leases	(59)	(79)
Purchase of common stock from repurchase program	(2,000)	0
Cash dividends	(3,079)	(3,046)
Net cash used in financing activities	(5,742)	(3,149)

Net (decrease) increase in cash and cash equivalents	(2,778)	1,531
Effect of exchange rate changes on cash	113	(213)
Cash and cash equivalents, beginning of period	7,094	4,329
Cash and Cash Equivalents, End of Period	$4,429	$5,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data and as otherwise noted)

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

Throughout this Quarterly Report on Form 10-Q, including under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain measures that the Company has taken in response to the macroeconomic impacts of the novel coronavirus (“COVID-19”).  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended September 30, 2020 and December 31, 2019, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, the condensed consolidated statements of stockholders’ equity and statements of cash flows for the three and nine months ended September 30, 2020 and 2019, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements as of December 31, 2019.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2019 Form 10-K.  There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2020.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2019 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.  The results of operations for the period ended September 30, 2020 may not be indicative of the results for the period ending December 31, 2020.

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally.  The functional currency for the Company’s China operations is predominantly the applicable local currency.  Accounts of foreign operations are translated into U.S. dollars using the exchange rate in effect at the applicable balance sheet date for assets and liabilities and average monthly rates prevailing during the period for revenue and expense accounts.  Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.  Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  For the nine months ended September 30, 2020, approximately 3% of revenues and 18% of expenses were transacted in foreign currencies as compared to 6% and 24% for the nine months ended September 30, 2019.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net was $0.2 million and $0.1 million for the three and nine months ended September 30, 2020, respectively.  Net foreign exchange gains resulting from foreign currency transactions included in other income, net was $0.2 million for the three and nine months ended September 30, 2019, respectively.

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

3. Income per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Income Per Share computation:
Numerator:
Net income	$1,042	$1,328	$1,546	$1,952
Denominator:
Weighted shares outstanding - basic	18,198,567	17,921,552	18,184,441	17,791,764
Net income per common share - basic
Net income	$0.06	$0.07	$0.09	$0.11
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,198,567	17,921,552	18,184,441	17,791,764
Restricted shares subject to vesting	87,006	206,078	167,296	150,287
Performance related awards	23,943	52,332	23,943	162,211
Common stock option grants	1,256	1,195	5,976	666
Weighted shares outstanding - diluted	18,310,772	18,181,157	18,381,656	18,104,928
Net income per common share - diluted
Net income	$0.06	$0.07	$0.08	$0.11

4. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	September 30,	December 31,
	2020	2019
Cash	$2,869	$5,604
Cash equivalents	1,560	1,490
Short-term investments	33,103	32,556
Long-term investments	3,735	0
Total	$41,267	$39,650

Cash and Cash Equivalents

At September 30, 2020 and December 31, 2019, cash and cash equivalents included bank balances and investments with original maturities less than 90 days.  At September 30, 2020 and December 31, 2019, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $1.1 million and $2.1 million of cash and cash equivalents in bank accounts in China at September 30, 2020 and December 31, 2019, respectively.  The Company’s cash in its China bank accounts is not insured.  As of September 30, 2020, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in these China bank accounts, it may have trouble doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At September 30, 2020 and December 31, 2019, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at September 30, 2020 and December 31, 2019 were classified as held-to-maturity.  The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including short-term investments.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings.  For estimating potential credit losses, the Company considers the historical loss data, the bond ratings, as well as and current and future economic conditions.  The Company did not record an estimate for credit losses upon adoption of ASU 2016-13 on January 1, 2020 or during the nine months ended September 30, 2020.

Cash equivalents and investments were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Corporate bonds	$0	$0	$0	$0	$708	$708
Money market funds	1,560	0	1,560	782	0	782
Total Cash Equivalents	$1,560	$0	$1,560	$782	$708	$1,490
Short-Term Investments:
Corporate bonds	$0	$29,906	$29,906	$0	$28,710	$28,710
Certificates of deposit	3,197	0	3,197	3,846	0	3,846
Total Short-Term Investments	$3,197	$29,906	$33,103	$3,846	$28,710	$32,556
Long-Term Investments:
Corporate bonds	$0	$3,225	$3,225	$0	$0	$0
Certificates of deposit	510	0	510	0	0	0
Total Long-Term Investments	$510	$3,225	$3,735	$0	$0	$0
Cash equivalents and Investments - book value	$5,267	$33,131	$38,398	$4,628	$29,418	$34,046
Unrealized gains (losses)	$(1)	$1	$0	$1	$(11)	$(10)
Cash equivalents and Investments - fair value	$5,266	$33,132	$38,398	$4,629	$29,407	$34,036

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect no net difference between the book value and the fair value at September 30, 2020, and net unrealized losses of $10 at December 31, 2019.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three and nine months ended September 30, 2020.  The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.  In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test.  There were no triggering events during the nine months ended September 30, 2020.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from one to six years.  The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$0	$167	$111	$500
Operating expenses	0	48	33	170
Total	$0	$215	$144	$670

The summary of other intangible assets, net is as follows:

	September 30, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	10,114	10,114	0	10,114	10,003	111
Trademarks and trade names	4,834	4,834	0	4,834	4,801	33
Other	2,506	2,506	0	2,506	2,506	0
Total	$34,334	$34,334	$0	$34,334	$34,190	$144

The $0.1 million decrease in the net book value of intangible assets at September 30, 2020 compared to December 31, 2019 relates to amortization expense for the nine months ended September 30, 2020.

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

The allowances for accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
Credit loss provision	$68	$56
Credit allowances	43	48
Total allowances	$111	$104

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including accounts receivable.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  The Company did not record an adjustment upon adoption of ASU 2016-13.

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted.  However, the Company has adjusted terms for a few of its customers and it may experience delays with collections due to the COVID-19 pandemic. The Company’s allowance for credit losses was $0.1 million at September 30, 2020 and at December 31, 2019.  During the nine months ended September 30, 2020, the Company received $0.2 million pursuant to a settlement for a customer accounts receivable balance that was written off in 2018.

The following table summarizes the allowance for credit losses activity during the nine months ended September 30, 2020:

Balance at December 31, 2019	$56
Current period benefit for credit losses	(164)
Recovery of amounts previously written off	176
Balance at September 30, 2020	$68

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of September 30, 2020 and December 31, 2019 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.2 million and $0.3 million at September 30, 2020 and December 31, 2019, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.8 million and $3.4 million at September 30, 2020 and at December 31, 2019, respectively.

Inventories, net consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$5,832	$6,502
Work-in-process	966	913
Finished goods	3,492	4,520
Inventories, net	$10,290	$11,935

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

Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Building	$6,880	$6,389
Computers and office equipment	9,966	9,847
Manufacturing and test equipment	15,398	14,192
Furniture and fixtures	1,440	1,314
Leasehold improvements	3,067	2,850
Motor vehicles	20	20
Total property and equipment	36,771	34,612
Less: Accumulated depreciation and amortization	(25,813)	(24,397)
Land	1,770	1,770
Property and equipment, net	$12,728	$11,985

Depreciation and amortization expense were approximately $0.8 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively.  Depreciation and amortization expense were approximately $2.3 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, the Company disposed of $0.9 million of fully depreciated property and equipment.   Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Inventory receipts	$2,524	$1,431
Payroll and other employee benefits	1,169	1,605
Paid time off	1,146	855
Employee stock purchase plan	419	228
Professional fees and contractors	416	246
Deferred revenues	255	241
Warranties	250	444
Operating leases	177	282
Income and sales taxes	182	133
Real estate taxes	116	152
Customer refunds for estimated returns	109	147
Finance leases	71	77
Restructuring	4	45
Short-term incentive plan	0	2,553
Leasehold improvements	0	702
Other	256	241
Total	$7,094	$9,382

Long-term liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Operating leases	$4,028	$3,021
Deferred payroll taxes	318	0
Finance leases	111	164
Deferred revenue	83	119
Other	17	11
Total	$4,557	$3,315

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.4 million and $0.9 million of stock compensation expense for the three months ended September 30, 2020 and 2019, respectively.  The condensed consolidated statements of operations include $2.0 million and $3.2 million of stock compensation expense for the nine months ended September 30, 2020 and 2019, respectively.  The stock compensation expense for the three and nine months ended September 30, 2020 reflects the reduced estimates for the Company’s performance-based awards under the long-term incentive plans.  The Company accounts for forfeitures as they occur. The Company did not capitalize any stock compensation expense during the three and nine months ended September 30, 2020 and 2019.

The stock-based compensation expense by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service-based awards	$462	$472	$1,749	$1,942
Performance-based awards - short-term incentive plan	0	361	0	990
Performance-based awards - long-term incentive plan	(88)	56	67	170
Employee stock purchase plan	59	29	180	143
Stock options	0	0	0	1
Total	$433	$918	$1,996	$3,246

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$61	$87	$207	$292
Research and development	121	158	403	507
Sales and marketing	115	158	429	521
General and administrative	136	515	957	1,926
Total	$433	$918	$1,996	$3,246

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of September 30, 2020:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,793	1.3
Performance-based awards	$495	2.0
Stock options	$1	0.6

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

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2019	477,187	$6.11
Shares awarded	201,233	7.91
Shares vested	(236,698)	6.20
Shares cancelled	(3,000)	5.92
Unvested Restricted Stock Awards - September 30, 2020	438,722	$6.89

In February 2020, the Company issued to employees 153,694 service-based restricted stock awards under the LTIP that vest in three substantially equal annual increments commencing in 2021. In April 2020, as part of our efforts to reduce expenses and conserve cash, the Company reduced the salary of each executive and key manager by 10% and in connection therewith issued restricted stock, under the LTIP, with a one-year vesting period to such employee equal to 5% of his/her salary.  In total 47,539 service-based restricted stock awards were issued. The intrinsic value of service-based restricted shares that vested during the three months ended September 30, 2020 and 2019 was $18 and $32, respectively.  The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2020 and 2019 was $1.9 million and $2.2 million, respectively.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2020:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2019	8,117	$5.83
Units awarded	6,448	7.48
Units vested/Shares awarded	(5,482)	5.80
Unvested Restricted Stock Units - September 30, 2020	9,083	$7.02

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2020 and 2019 was $44 and $30, respectively.  No service-based restricted stock units vested during the three months ended September 30, 2020 or 2019.

Stock Options

The Company may grant new employees stock options to purchase common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting typically over a period of not less than three years.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement.  Under the LTIP, new options can have a ten-year life.  The stock options outstanding at September 30, 2020 have a seven-year life.

A summary of the Company’s stock option activity for the nine months ended September 30, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2019	150,246	$7.11
Options exercised	(61,767)	7.13
Options forfeited	(188)	5.00
Options cancelled/expired	(72,041)	7.23
Outstanding at September 30, 2020	16,250	$6.54
Exercisable at September 30, 2020	15,431	$6.53

During the nine months ended September 30, 2020, the Company received proceeds of $0.1 million from the exercise of options for 9,412 shares and issued 10,194 shares for the exercise of 52,355 options. The intrinsic value of the options exercised was $0.1 million. During the nine months ended September 30, 2019, the Company received minimal proceeds from the exercise of options for 500 shares.  The intrinsic value of the options exercised was also minimal.  The Company did not grant stock options during the nine months ended September 30, 2020 or 2019.

The range of exercise prices for options outstanding and exercisable at September 30, 2020, was $5.06 to $8.21.  The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.06	7,000	2.96	$5.06	6,895	$5.06
$ 6.98 - $ 7.55	4,750	2.41	7.22	4,036	7.26
$ 8.09 - $ 8.21	4,500	1.17	8.12	4,500	8.12
$ 5.06 - $ 8.21	16,250	2.30	$6.54	15,431	$6.53

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at September 30, 2020, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.30	$4
Options Exercisable	2.20	$4

The intrinsic value is based on the share price of $5.66 at September 30, 2020.

There were no stock options granted during the nine months ended September 30, 2020.  For outstanding stock options, the Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

Incentive compensation earned by executives and key managers under the Company’s 2020 Short-Term Incentive Plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock as was the case with the 2019 STIP.  Under both the 2020 STIP and

2019 STIP, payouts are earned based on revenue and adjusted EBITDA targets.  Shares valued at $1.2 million earned pursuant to the 2019 STIP were issued to executives and key managers during the first quarter 2020.  For the 2019 STIP, the Company issued 129,285 shares net of shares withheld for taxes.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention.  Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

At Target	Awards	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2019	171,437	$5.27
Awards granted	145,289	8.70
Unvested Performance Awards - September 30, 2020	316,726	$6.84

The Company granted performance awards under its long-term incentive plan to executives and key managers in February 2020 (“2020 LTIP”) and in February 2019 (“2019 LTIP”).  Under both the 2020 LTIP and 2019 LTIP, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis.  Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned under the 2020 LTIP and 2019 LTIP will be fully vested shares.  The Company records stock compensation expense over the performance period based on the Company’s estimate of the aggregate number of shares that will be earned under the incentive plan.

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

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period.  Each offering period is approximately six months.   The Company received proceeds of $0.4 million from the issuance of 77,297 shares under the ESPP in April 2020.  The Company received proceeds of $0.4 million from the issuance of 85,483 shares under the ESPP in August 2019 and received proceeds of $0.3 million from the issuance of 95,376 shares under the ESPP in February 2019.

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance. In addition, new directors receive a one-time grant that vests over three years.  In the second quarter of 2020, the Company issued 60,998 shares with a fair value of $0.4 million to directors for their annual retainer and committee service.  The shares vested immediately upon issuance.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2019	4,831	$6.90
Shares awarded	60,998	6.59
Shares vested	(63,413)	6.60
Outstanding - September 30, 2020	2,416	$6.90

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $1.1 million and $0.8 million during the nine months ended September 30, 2020 and 2019, respectively.

Stock Repurchases

On November 6, 2019, the Board of Directors approved a share repurchase program, which was reauthorized on March 10, 2020 pursuant to which the Company was authorized to repurchase up to $7.0 million of its common stock through the end of 2020.  The Company spent $2.0 million to repurchase 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020.  The Company cancelled the repurchased shares. Due to uncertainties related to the COVID-19 pandemic and to protect the Company’s cash position, on April 1, 2020 the Board of Directors approved the termination of the stock repurchase program.  On November 4, 2020, the Board of Directors approved a new, $5.0 million share repurchase program.  Please refer to Note 14 for additional information.

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

The Company’s contributions to retirement plans during the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PCTEL, Inc. 401(k) profit sharing plan - US employees	$164	$165	$560	$484
Defined contribution plans - foreign employees	9	111	41	356
Total	$173	$276	$601	$840

Contributions for foreign employees were lower for the nine months ended September 30, 2020 because employer contributions to Chinese government sponsored retirement programs were not required for the first nine months of fiscal 2020.

9. Commitments and Contingencies

China Restructuring

On August 7, 2019, the Board of Directors approved a transition plan for the Company’s China manufacturing operations.  In order to optimize the cost structure of the antenna product line, reduce fixed costs in China and increase the Company’s competitiveness, the Company is transitioning high-volume manufacturing from its Tianjin, China facility to contract manufacturers in China and elsewhere.  The Company incurred restructuring expenses during the nine months ended September 30, 2020 of $0.1 million for employee severance related to the separation of 12 employees.  The severance payments for these employees were paid during the second and third quarters of 2020.  Commencing in the third quarter 2019 and through the third quarter 2020, the Company has separated 96 Tianjin employees and incurred total restructuring expense of $0.6 million for severance costs. Severance costs are paid from the Company’s cash in its China bank accounts.

On October 8, 2020, the lease of the premises on which the Company’s China manufacturing operations are conducted expired and the renewal is pending and uncertain. The Company has been notified that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the Company’s leased premises is located and, accordingly, leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed.  The Company has not received an indication of the likelihood of approval of its lease extension.  As a result of the uncertainty regarding the Tianjin Lease (as defined in Note 10) renewal, the Company is refining and accelerating its transition plan for the manufacturing activities conducted on the leased premises.   As part of the acceleration of the transition plan, the Company will reduce additional headcount in Tianjin and incur additional restructuring charges for severance and other non-cash costs. The Company is currently assessing the additional severance cost it will incur in 2021.  See Note 10 and the risk factors in Part II, Item 1A for additional information.

Lease Termination

In 2016, the Company exited from its Colorado office in order to consolidate facility space and in the second quarter 2017 signed a sublease for the office space.  The lease and the sublease terminated in October 2020.

The following table summarizes the restructuring activity during the nine months ended September 30, 2020 and the status of the reserves at September 30, 2020:

		Lease
	Severance	Termination	Total
Balance at December 31, 2019	$12	$33	$45
Restructuring expense	124	0	124
Payments made	(136)	(106)	(242)
Payments received	0	77	77
Balance at September 30, 2020	$0	$4	$4

The restructuring liability is recorded in accrued liabilities on the condensed consolidated balance sheet at September 30, 2020 and December 31, 2019.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at September 30, 2020 and December 31, 2019, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at September 30, 2020 and $0.4 million at September 30, 2019, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$444	$339
Provisions for warranties	$9	207
Consumption of reserves	$(203)	(146)
Ending balance	$250	$400

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

The Company's lease cost for the nine months ended September 30, 2020 and 2019, respectively, included the following components:

	Nine Months Ended September 30,
	2020	2019
Operating lease costs	$538	$673
Short-term lease costs	77	71
Variable lease costs	2	19
Amortization of finance lease assets	59	78
Interest on finance lease liabilities	6	6
Total lease cost	$682	$847

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of September 30, 2020:

Year	Operating Leases	Finance Leases
2020	$48	$19
2021	472	73
2022	558	48
2023	569	32
2024	581	21
Thereafter	3,174	0
Total minimum payments required	5,402	193
Less: amount representing interest	1,197	11
Present value of net minimum lease payments	4,205	182
Less: current maturities of lease obligations	(177)	(71)
Long-term lease obligations	$4,028	$111

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of September 30, 2020:

September 30, 2020
Weighted-average remaining lease term - finance leases	3.1 years
Weighted-average remaining lease term - operating leases	9.8 years
Weighted-average discount rate - finance leases	4.0%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Cash paid for (received) amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$262	$684
Operating cash flows from tenant improvements incentives from operating leases	$(1,004)	$0
Operating cash flows for finance leases	$6	$6
Financing cash flows for finance leases	$59	$79

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2020 and December 31, 2019:

Leases	Consolidated Balance Sheet Classification	September 30, 2020	December 31, 2019
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,317	$2,696
Finance right-of-use assets	Other noncurrent assets	175	234
Total leased assets		$2,492	$2,930
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$177	$282
Finance lease liabilities	Accrued liabilities	71	77
Noncurrent
Operating lease liabilities	Long-term liabilities	4,028	3,021
Finance lease liabilities	Long-term liabilities	111	164
Total lease liabilities		$4,387	$3,544

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

In July 2020, the Company signed a one-year lease renewal for its engineering design center in Beijing, China.  Under the new lease, the square footage was reduced from 11,210 square feet to 5,393 square feet. The lease period ends on June 14, 2021 and the total lease obligation is approximately $0.1 million.

On March 5, 2020, PCTEL (Tianjin) Wireless Telecommunications Products, Co. Ltd., a wholly-owned subsidiary of the Company (“PCTEL Tianjin”), entered into a letter agreement with Wang Zhuang Village Committee of Tianjin, China (the “Letter Agreement”) specifying the terms for extension of the lease of the premises on which PCTEL Tianjin currently conducts its manufacturing activities in Tianjin, China (the “Tianjin Lease”) to October 2022. The Letter Agreement did not, however, effect the lease extension. The Tianjin Lease expired on October 8, 2020 without extension.  On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed. The letter indicates that if the Tianjin Lease extension is subsequently approved, the rent for the period from October 9, 2020 to the date of the Tianjin Lease extension (the “Intervening Period”) will then be due and payable.  If the Tianjin Lease extension is not approved, PCTEL Tianjin will need to vacate the premises and no rent will be due for the Intervening Period.  PCTEL Tianjin has not received an indication of the likelihood of approval of the Tianjin Lease extension, the length of the Intervening Period or the notice period for vacating the leased premises; provided, however, based upon past practices and verbal assurances, the Company believes that PCTEL Tianjin will have not less than 30 days to vacate the leased premises if the Lease Extension is not approved.  See risk factors in Section IA for additional information on the Tianjin lease.   See the risk factors in Part II, Item 1A for additional information.

11. Income Taxes

The Company recorded income tax expense of $25 and $23 for the nine months ended September 30, 2020 and 2019, respectively. The expense recorded for the nine months ended September 30, 2020 and 2019 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $13.5 million at September 30, 2020 and at December 31, 2019. The deferred tax assets consisted of domestic deferred tax assets of $13.0 million and foreign deferred tax assets of $0.5 million. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. The Company’s federal NOLs generated in 2019 and 2018 have an infinite life, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s full valuation allowance against its deferred tax assets was $13.5 million at September 30, 2020 and December 31, 2019. The Company generated book and tax income during 2019 but incurred significant losses in 2018 resulting in a cumulative break-even position for the three years ended December 31, 2019. The Company recorded pretax book income for the nine months ended September 30, 2020 and believes its financial outlook remains positive; however, the COVID-19 pandemic has created a high level of uncertainty.  Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its deferred tax assets at September 30, 2020.  The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at September 30, 2020 and December 31, 2019, respectively.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit.  For the nine months ended September 30, 2020, the Company has deferred $0.3 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022.  The Company records a deferred tax asset for the payroll tax liability that is not deductible in 2020 for income tax purposes.

12. Product Line, Customer and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$12,326	$6,810	$(213)	$18,923
Gross Profit	$4,336	$5,203	$36	$9,575
Gross Profit %	35.2%	76.4%	NA	50.6%

	Nine Months Ended September 30, 2020
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$37,696	$19,011	$(436)	$56,271
Gross Profit	$13,228	$14,109	$(26)	$27,311
Gross Profit %	35.1%	74.2%	NA	48.5%

	Three Months Ended September 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total

Revenues	$16,463	$7,240	$(73)	$23,630
Gross Profit	$5,712	$4,937	$(2)	$10,647
Gross Profit %	34.7%	68.2%	NA	45.1%

	Nine Months Ended September 30, 2019
	Antenna Products	Test & Measurement	Corporate	Total
Revenues	$47,565	$20,301	$(146)	$67,720
Gross Profit	$16,142	$13,834	$24	$30,000
Gross Profit %	33.9%	68.1%	NA	44.3%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2020	2019	2020	2019
Europe, Middle East & Africa	16%	12%	16%	13%
Asia Pacific	8%	6%	9%	9%
Other Americas	3%	4%	2%	3%
Total Foreign sales	27%	22%	27%	25%

Customer Concentration:

There were no customers that accounted for 10% or more of revenues during the three and nine months ended September 30, 2020 and 2019.

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	September 30, 2020	December 31, 2019
Customer A	16%	15%
Customer B	0%	11%
Customer C	12%	8%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million at September 30, 2020 and December 31, 2019 and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at September 30, 2020 and December 31, 2019.

There were no contract assets at September 30, 2020 or December 31, 2019.  The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.4 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively.  The Company recognized revenue of $0.2 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, related to contract liabilities that existed at the beginning of the period.  The Company recognized revenue of $0.6 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively, related to contract liabilities that existed at the beginning of the period.

14. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC.  Other than the events described below, there were no other subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

On March 5, 2020, PCTEL (Tianjin) Wireless Telecommunications Products, Co. Ltd., a wholly-owned subsidiary of the Company (“PCTEL Tianjin”), entered into the Letter agreement with Wang Zhuang Village Committee of Tianjin, China specifying the terms for extension of the lease of the premises on which PCTEL Tianjin currently conducts its manufacturing activities in Tianjin, China (the “Tianjin Lease”) to October 2022.  The Letter Agreement did not, however, effect the lease extension. The Tianjin Lease expired on October 8, 2020 without extension.  On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed. The letter indicates that if the Tianjin Lease extension is subsequently approved, the rent for the period from October 9, 2020 to the date of the Tianjin Lease extension (the “Intervening Period”) will then be due and payable.  If the Tianjin Lease extension is not approved, PCTEL Tianjin will need to vacate the premises and no rent will be due for the Intervening Period.  PCTEL Tianjin has not received an indication of the likelihood of approval of the Tianjin Lease extension, the length of the Intervening Period or the notice period for vacating the leased premises; provided, however, based upon past practices and verbal assurances, the Company believes that PCTEL Tianjin will have not less than 30 days to vacate the leased premises if the Lease Extension is not approved.  See the risk factors in Part II, Section 1A for additional information on the Tianjin Lease.

On November 4, 2020, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock.  The plan will be effective November 10, 2020 through December 31, 2021.  Such repurchases may be made from time to time at prevailing prices in the open market, by block purchases, in private transactions or otherwise.  The repurchases will be funded with cash on hand.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses, revenue mix and the impact on our business from the COVID-19 pandemic.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements.  Our actual results could differ materially from those projected in these forward-looking statements. Specifically, the statements about our expectations regarding the impact of the COVID-19 pandemic; our future financial performance; growth of our antenna solutions and test and measurement businesses; the impact of our transition plan for manufacturing inside and outside China; the impact of the uncertainty regarding the renewal of our lease of our Tianjin, China manufacturing premises; the anticipated demand for certain products including those related to public safety, Industrial IoT, 5G and intelligent transportation; the impact of tariffs on certain imports from China; and the anticipated growth of public and private wireless systems are forward-looking statements within the meaning of the safe harbor. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties, including the disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and impact of the pandemic on our results of operations, financial condition and stock price; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments,  including demand from customers in China; and our ability to grow our business and create, protect and implement new technologies and solutions. These forward-looking statements are made only as of the date hereof, and PCTEL disclaims any obligation to update or revise the information contained in any forward-looking statement, whether as a result of new information, future events or otherwise.

COVID-19 Update

The COVID-19 pandemic has disrupted the global economy and adversely impacted our business, including demand for our products. We experienced sequentially higher revenues for our test & measurement products in the third quarter, but demand declined for our antenna products.  The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook.

Our foremost focus continues to be the health and safety of our employees.  We continue to operate in accordance with our enhanced health and safety compliance program, which adheres to guidance from the U.S. Centers for Disease Control and Prevention and local health and governmental authorities and required  social distancing, physical separation, personal protective equipment and enhanced sanitization. Our production facilities in Bloomingdale, Illinois, Clarksburg, Maryland, and Tianjin, China were operating at full capacity during the third quarter.  Employees whose duties permit working remotely continue to do so, including our executive, sales, engineering, marketing, and customer service teams. Virtually all employees remain subject to travel restrictions and access to our premises by non-employees is restricted.

In order to help mitigate the negative financial impact caused by the pandemic, we executed a number of temporary cost saving measures: (i)  reduced our capital spending plan for the year without deferring strategic ongoing initiatives; (ii)  reduced operating expenses through temporary salary and director fee reductions; (iii) implemented a hiring freeze; and (iv) reduced discretionary spending.  We did not however, terminate or furlough employees.  We also terminated our then-existing stock repurchase program as of April 1, 2020 with $5.0 million remaining. On November 4, 2020, our Board of Directors approved a new $5.0 million stock repurchase program.  See Part II, Item 5 of this Form 10-Q for additional information.  Because we were able to maintain our profitability and cash position in the second quarter and based on our third quarter outlook, in July 2020 we reinstated the salaries for all employees not identified as an executive or key manager and approved the hiring for open positions. In August 2020, the reinstatement of 5% of the salary reductions for executives and key managers and director fees were approved.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the scope, severity and duration of the pandemic, its impact on our customers and suppliers and the direct and indirect economic effects of the range of governmental reactions to the pandemic, which are uncertain and cannot be fully predicted at this time.  Although the COVID-19 pandemic has adversely impacted our operations and financial results, we have remained profitable and we continue to pursue our research and development and growth strategies.

Overview

Revenues for the three months ended September 30, 2020 were $18.9 million, a decrease of 19.9% compared to $23.6 million for the same period in 2019.  By product line, revenues decreased by $0.4 million (5.9%) to $6.8 million for test & measurement products and decreased by $4.1 million (25.1%) to $12.3 million for antenna products.  The decline in revenues was driven in part by customer delays resulting from the COVID-19 pandemic.  Gross profits of $9.6 million for the quarter decreased by $1.1 million compared to the same period in 2019 primarily due to the lower revenues.  Operating expense of $8.4 million was $1.3 million lower than the third quarter 2019 due to lower expenses in both sales and marketing and general and administrative expenses. The decrease in these operating expenses was due to lower variable compensation and lower travel expenses.  The net impact of these changes resulted in lower income before tax in the third quarter 2020 compared to the same period last year.  The net income before tax was $1.1 million for the three months ended September 30, 2020 compared to $1.3 million for the same period in 2019.

Revenues for the nine months ended September 30, 2020 were $56.3 million, a decrease of 16.9%, compared to $67.7 million for the same period in 2019.  By product line, revenues decreased by $1.3 million (6.4%) to $19.0 million for test & measurement products and decreased by $9.9 million (20.7%) to $37.7 million for antenna products.  The decline in revenues was driven in part by customer delays resulting from the COVID-19 pandemic.  Gross profits of $27.3 million decreased by $2.7 million compared to the same period in the prior year primarily due to the lower revenues.  Operating expense of $26.0 million was $2.9 million lower than the same period in the prior year due to lower expenses in both sales and marketing expenses and with general and administrative expenses. The decrease in these expenses was due to the temporary cost reductions we implemented in response to the pandemic, lower variable compensation expenses, and lower travel expenses. The net impact of these changes resulted in a decrease in income before tax of $0.4 million for the nine months ended September 30, 2020 compared to the same period in 2019.  Net income before tax was $1.6 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.  Our cash and investments increased in the third quarter by $1.7 million and as of September 30, 2020, we had cash and investments of $41.3 million and no debt.

Description of Business

PCTEL is a leading global supplier of wireless network antenna products and test & measurement solutions.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 and 2019

(in thousands)

Revenues by Product Line

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

Antenna Products	$12,326	$16,463	$(4,137)	-25.1%
Test & Measurement Products	6,810	7,240	(430)	-5.9%
Corporate	(213)	(73)	(140)	not meaningful
Total	$18,923	$23,630	$(4,707)	-19.9%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

Antenna Products	$37,696	$47,565	$(9,869)	-20.7%
Test & Measurement Products	19,011	20,301	(1,290)	-6.4%
Corporate	(436)	(146)	(290)	not meaningful
Total	$56,271	$67,720	$(11,449)	-16.9%

Revenues decreased 19.9% for the three months ended September 30, 2020 compared to the same period in 2019 due to lower revenues for both the antenna and the test & measurement product lines.  For the three months ended September 30, 2020, revenues decreased for the antenna product line by 25.1% compared to the same period in 2019 as a result of decreased revenues generated by antennas for public safety and intelligent transportation systems. Revenues for antenna applications were negatively impacted in part by delays in customer orders as a result of the COVID-19 pandemic. Revenues for the test & measurement product line decreased 5.9% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower revenues for products with technologies other than 5G technologies.

Revenues decreased 16.9% for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to lower revenues for both the antenna and test and measurement product lines.  For the nine months ended September 30, 2020, revenues decreased for the antenna product line by 20.7% compared to the same period in 2019 as a result of decreased revenues generated by antennas for public safety, fleet applications, and small cells.  Revenues for small cell antennas declined due to lower demand from Huawei Technologies Co., Ltd. and revenues in the other antenna markets were also negatively impacted in part by delays in customer orders as a result of the COVID-19 pandemic.  Revenues for the test & measurement product line decreased 6.4% for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to lower revenues for products with technologies other than 5G technologies.

Gross Profit by Product Line

	Three Months Ended September 30,
	2020	% of Revenues	2019	% of Revenues

Antenna Products	$4,336	35.2%	$5,712	34.7%
Test & Measurement Products	5,203	76.4%	4,937	68.2%
Corporate	36	not meaningful	(2)	not meaningful
Total	$9,575	50.6%	$10,647	45.1%

	Nine Months Ended September 30,
	2020	% of Revenues	2019	% of Revenues

Antenna Products	$13,228	35.1%	$16,142	33.9%
Test & Measurement Products	14,109	74.2%	13,834	68.1%
Corporate	(26)	not meaningful	24	not meaningful
Total	$27,311	48.5%	$30,000	44.3%

The gross profit percentage increased by 5.5% for the three months ended September 30, 2020 compared to the same period in 2019 due to higher gross profit percentages for each product line. The gross profit percentage for the antenna product line increased by

0.5% for the three months ended September 30, 2020 compared to the same period in 2019 due to a more favorable mix within the product line and cost reductions related to our products manufactured in China. The gross profit percentage for test & measurement products increased by 8.2% for the three months ended September 30, 2020 compared to the same period in 2019 due to a revenue mix with more software content and lower inventory reserve provision expense.  Additionally, there was no intangible amortization expense in cost of sales for test & measurement products in the three months ended September 30, 2020 compared to $0.2 million in the comparable period in 2019.

The gross profit percentage increased by 4.2% for the nine months ended September 30, 2020 compared to the same period in 2019 due to higher gross profit percentages for each of the product lines and a higher percentage of revenues from test & measurement products.  Higher-margin test & measurement products comprised approximately 34% of the revenues in the nine months ended September 30, 2020 compared to approximately 30% of the revenues in the same period in 2019. The gross profit percentage for the antenna product line increased by 1.2% for the nine months ended September 30, 2020 compared to the same period in 2019 due to more favorable mix within the product line and cost reductions related to our products manufactured in China. The gross profit percentage for test & measurement products increased by 6.1% for the nine months ended September 30, 2020 compared to the same period in 2019 due to a revenue mix with more software content and lower inventory reserve provision expense as well as reduced intangible amortization expense in cost of sales for test & measurement products.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2020	Change	2019	2020	2019
Research and development	$3,216	$2	$3,214	17.0%	13.6%
Sales and marketing	2,640	(295)	2,935	14.0%	12.4%
General and administrative	2,559	(655)	3,214	13.5%	13.6%
Amortization of intangible assets	0	(48)	48	0.0%	0.2%
Restructuring expenses	25	(270)	295	0.1%	1.2%
Total	$8,440	$(1,266)	$9,706	44.6%	41.0%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2020	Change	2019	2020	2019
Research and development	$9,315	$92	$9,223	16.6%	13.6%
Sales and marketing	8,179	(651)	8,830	14.5%	13.0%
General and administrative	8,306	(2,075)	10,381	14.8%	15.3%
Amortization of intangible assets	32	(138)	170	0.1%	0.3%
Restructuring expenses	124	(171)	295	0.2%	0.4%
Total	$25,956	$(2,943)	$28,899	46.2%	42.6%

Research and development expenses were approximately the same for the three months ended September 30, 2020 compared to the same period in 2019.  For the nine months ended September 30, 2020, research and development expenses were higher by $0.1 million compared to the same period in 2019. Increased spending on outside services and materials for product development and for depreciation expense offset lower incentive compensation expenses in the three and nine months ended September 30, 2020 versus the comparable periods in the prior year.

For the three months ended September 30, 2020, spending on outside services and materials increased by $0.2 million while incentive compensation expense was lower by $0.2 million compared to the same period in the prior year.  For the nine months ended September 30, 2020, spending on outside services and materials increased by $0.5 million and depreciation expense increased by $0.2 million, while incentive compensation expense was lower by of $0.6 million compared to the same period in the prior year.

Sales and marketing expenses include costs associated with the sales and marketing employees, sales agents, product line management, and trade show expenses.

Sales and marketing expenses decreased $0.3 million for the three months ended September 30, 2020 compared to the same period in 2019 as travel expenses declined by $0.2 million and commissions declined by $0.2 million, offset higher net salaries of $0.1 million.  Sales and marketing expenses decreased $0.7 million for the nine months ended September 30, 2020 compared to the same period in 2019 as travel expenses declined by $0.5 million, commissions declined by $0.3 million and a recovery of a bad debt write-off of $0.2 million offset higher net salaries of $0.3 million.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased by $0.7 million for the three months ended September 30, 2020 compared to the same period in 2019 as cash-based incentive compensation expenses declined by $0.3 million and stock compensation expenses declined by $0.4 million.

General and administrative expenses decreased by $2.1 million for the nine months ended September 30, 2020 compared to the same period in 2019 as cash-based incentive compensation expenses declined by $0.6 million, stock compensation expenses declined by $1.0 million, director fees declined by $0.1 million and other corporate costs declined by $0.4 million.

Amortization of intangible assets within operating expenses was zero for the three months ended September 30, 2020 and was lower by approximately $0.1 million for the nine months ended September 30, 2020 compared to the same period in 2019 as certain intangible assets became fully amortized during the first quarter 2020.  As of March 31, 2020, all intangible assets were fully amortized.

Restructuring expenses of $0.1 million for the nine months ended September 30, 2020 consisted of employee severance and payroll related costs associated with the termination of ten employees in connection with our transition of certain manufacturing activities in our Tianjin, China facility to contract manufacturers.  Commencing in the third quarter 2019 and through the third quarter 2020, we separated 94 Tianjin employees and incurred total restructuring expense of $0.6 million for severance costs. During the remainder of 2020, we expect to reduce headcount in Tianjin by an additional 25 to 30 employees and estimate additional restructuring charges of approximately $0.3 million, consisting of severance and other non-cash expenses.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$76	$200	$353	$652
Foreign exchange gains (losses)	(158)	198	(139)	226
Other, net	(2)	(5)	2	(4)
Total	$(84)	$393	$216	$874
Percentage of revenues	(0.4)%	1.7%	0.4%	1.3%

Other income (expense), net consists of interest income, foreign exchange gains (losses), and interest expense.  Interest income from investment securities decreased during the three and nine months ended September 30, 2020 compared to the prior year periods, primarily due to lower average interest rates.  Foreign exchange losses during the three and nine months ended September 30, 2020 were related to fluctuation in the Chinese Yuan compared to the U.S. dollar.  The foreign exchange gains during the three and nine months ended September 30, 2019 were also related to the fluctuations in the Chinese Yuan compared with the U.S. Dollar.

Expense for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Expense for income taxes	$9	$6	$25	$23
Effective tax rate	0.9%	0.4%	1.6%	1.2%

We recorded income tax expense of $25 and $23 for the nine months ended September 30, 2020 and 2019, respectively. The expense recorded for the three and nine months ended September 30, 2020 and 2019 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $13.5 million at September 30, 2020 and December 31, 2019. The deferred tax assets consist of domestic deferred tax assets of $13.0 million and foreign deferred tax assets of $0.5 million.

We generated book and tax income during 2019 but incurred significant losses in 2018, resulting in a cumulative break-even position for the three years ended December 31, 2019. We recorded pretax book income for the nine months ended September 30, 2020 and believe our financial outlook remains positive.  However, the COVID-19 pandemic has created a high level of uncertainty.  Because of difficulties with forecasting financial results historically, due to the uncertainties associated with the COVID-19 pandemic, we maintained a full valuation allowance on our deferred tax assets at September 30, 2020.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the condensed consolidated financial statements for more information related to income taxes.

Net Income

Revenues were lower by approximately 20.0% in the third quarter 2020 compared to the prior year which resulted in lower gross margins, but the net impact of lower operating expenses resulted in higher operating profit of $0.2 million versus the comparable period in the prior year.  Operating expenses declined by $1.3 million as lower stock compensation, variable compensation, intangible amortization, travel expenses, and restructuring expenses contributed to the expense decrease.  Net income decreased to $1.0 million from $1.3 million for the three months ended September 30, 2020 compared to the same period in the prior year because other income (expense) was lower by $0.5 million in the three months ended September 30, 2020 compared to the same period in 2019.   Lower interest income as a result of lower interest rates and foreign exchange losses due to fluctuations in the US Dollar versus the Chinese Yuan resulted in net expense in the three months ended September 30, 2020.

Revenues were lower by approximately 17.0% for the nine months ended September 30, 2020 which resulted in lower gross margins, but the net impact of lower operating expenses resulted in higher operating profit of $0.3 million versus the comparable period in the prior year.  Operating expenses declined by $2.9 million as lower stock compensation, variable compensation, intangible amortization, travel expenses, and restructuring expenses contributed to the expense decrease.  Net income decreased from $2.0 million to $1.5 million for the nine months ended September 30, 2020 because other income (expense) was lower by $0.7 million in the nine months ended September 30, 2020 compared to the same period in 2019.   Lower interest income as a result of lower interest rates and foreign exchange losses due to fluctuations in the US Dollar versus the Chinese Yuan resulted in net expense in the nine months ended September 30, 2020.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$10,619	$7,595
Investing activities	$(7,655)	$(2,915)
Financing activities	$(5,742)	$(3,149)
Net (decrease) increase in cash and cash equivalents	$(2,778)	$1,531

	September 30,	December 31,
	2020	2019
Cash and cash equivalents at the end of period	$4,429	$7,094
Short-term investments at the end of period	$33,103	$32,556
Long-term investments at the end of period	$3,735	$0
Working capital at the end of period	$53,611	$58,235

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the nine months ended September 30, 2020, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  Our capital expenditures during the nine months ended September 30, 2020 were abnormally high at 6.0% of revenues because of leasehold improvements and office equipment for our new office and production facility for test & measurement products in Clarksburg, Maryland. We historically have made significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP. We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.  On November 6, 2019, the Board of Directors approved a share repurchase program, which was re-approved on March 10, 2020 pursuant to which we were authorized to repurchase up to $7.0 million of our common stock through the end of 2020.  We used $2.0 million for the repurchase of shares during the first quarter 2020, which was funded with cash on hand.  On April 1, 2020, our Board of Directors terminated the share repurchase program due to the uncertainty of the impact of the COVID-19 pandemic on our financial results and to protect our cash position during the second and third quarters of 2020.  On November 4, 2020, our Board of Directors approved a new, $5.0 million share repurchase program, which will be effective November 10, 2020 through December 31, 2020.

At September 30, 2020, our cash, cash equivalents, and investments (short-term and long-term) were approximately $41.3 million, and we had working capital of $53.6 million.  As the COVID-19 pandemic continues to evolve, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce.  During the second quarter 2020, we took several actions to preserve cash and liquidity, including by implementing temporary cost reductions, delaying non-essential capital expenditures and suspending our stock repurchase program.  Because we were able to maintain our profitability and cash position in the second quarter and based on our third quarter outlook, as of July 2020, we reinstated salaries for all employees not identified as an executive or key manager.  In July 2020, we also lifted our hiring freeze and approved hiring for open positions. In August 2020, we approved the reinstatement of 5% of the salary reductions for executives and key managers and we eliminated the reduction in director fees.  Management believes our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $10.6 million of cash during the nine months ended September 30, 2020.  We generated $5.7 million of cash from our statement of operations activities and $4.9 million from the balance sheet.  The balance sheet was a net source of cash as reductions in accounts receivable and inventories were partially offset by the reduction in accounts payable.  Accounts receivable decreased by $3.6 million primarily because revenues declined by $4.0 million for the three months ended September 30, 2020 compared to the three months ended December 31, 2019.  The reduction in accounts payable primarily relates to the reduction in inventories.

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

Investing Activities:

Our investing activities used $7.7 million of cash during the nine months ended September 30, 2020.  During the nine months ended September 30, 2020, redemptions and maturities of our investments provided $35.8 million in funds and we rotated $40.0 million of cash into new investments.  We used $3.4 million for capital expenditures during the nine months ended September 30, 2020, primarily related to our new leased facility in Clarksburg, Maryland.  We used cash of $1.4 million for leasehold improvements and other facility related equipment for the facility which opened in January 2020.  During the nine months ended September 30, 2020 we received $1.0 million in tenant allowances for the Clarksburg facility.  The tenant allowance is reflected in operating activities.

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

Financing Activities:

We used $5.7 million in cash for financing activities during the nine months ended September 30, 2020.  We used $3.1 million for quarterly cash dividends, and $2.0 million for share repurchases in the first quarter.  We used $1.1 million for payroll taxes related to restricted stock awards and shares issued under the short-term incentive plan. On April 16, 2020, we received a $3.5 million paycheck protection program (“PPP”) loan from the Small Business Administration. Based upon subsequent guidance regarding PPP loan eligibility, we returned the funds on April 30, 2020.

We used $3.1 million in cash for financing activities during the nine months ended September 30, 2019. We used $3.0 million for quarterly cash dividends. We received $0.7 million in proceeds from the purchase of shares through our ESPP and we used $0.8 million for payroll taxes related to stock-based compensation. The tax payments related to restricted stock awards.

Off-Balance Sheet Arrangements

None

Contractual Obligations and Commercial Commitments

We had purchase obligations of $9.7 million and $8.0 million at September 30, 2020 and December 31, 2019, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.8 million related to income tax uncertainties at September 30, 2020 and December 31, 2019.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2019 Form 10-K.  There have been no material changes in any of our critical accounting policies since December 31, 2019.  See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2019 Form 10-K (Item 7A).  As of September 30, 2020, there have been no material changes in this information.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We are the subject of various pending or threatened legal actions in the ordinary course of our business.  All such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  In our opinion, as of September 30, 2020, there were no claims or litigation pending that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2019 Form 10-K (Item 1A).  As of November 9, 2020, there have been no material changes in this information except for updates based on the following risk factors:

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, the nature and extent of which are highly uncertain and unpredictable.

In January 2020, the World Health Organization (the “WHO”) declared a Public Health Emergency of International Concern, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. This pandemic has resulted in a global health crisis that is adversely affecting broader economies, financial markets, and our business environment.  We are monitoring the global impact of the COVID-19 pandemic and taking steps to mitigate the accompanying risks by working with our employees, customers, suppliers, and other stakeholders. The pandemic has adversely affected, and is expected to continue to adversely affect, certain elements of our business. Portions of our workforce have been unable to work effectively due to illness and containment measures, including quarantines, facility closures, illness precautions, travel restrictions, and other restrictions. We experienced volatility and delays in customer demand as their businesses were impacted by the pandemic. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders and purchases and declines in collections of accounts receivable, which may be material. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates.  Due to the global breadth of the pandemic, and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact, and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on our stock price, consolidated results of operations, financial position and cash flows could be material.

We have significant international operations and conducting business in foreign countries involves additional financial, operating, and regulatory risks.

A substantial portion of our manufacturing, and a portion of our research and development and sales activities is conducted outside the United States, primarily in China.

On March 5, 2020, PCTEL (Tianjin) Wireless Telecommunications Products, Co. Ltd., a wholly-owned subsidiary of the Company (“PCTEL Tianjin”), entered into a letter agreement with Wang Zhuang Village Committee of Tianjin, China (the “Letter Agreement”) specifying the terms for extension of the lease of the premises on which PCTEL Tianjin currently conducts its manufacturing activities in Tianjin, China (the “Tianjin Lease”) to October 2022. The Letter Agreement did not, however, effect the lease extension. The Tianjin Lease expired on October 8, 2020 without extension.  On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed. The letter indicates that if the Tianjin Lease extension is subsequently approved, the rent for the period from October 9, 2020 to the date of the Tianjin Lease extension (the “Intervening Period”) will then be due and payable.  If the Tianjin Lease extension is not approved, PCTEL Tianjin will need to vacate the premises and no rent will be due for the Intervening Period.  PCTEL Tianjin has not received an indication of the likelihood of approval of the Tianjin Lease extension, the length of the Intervening Period or the notice period for vacating the leased premises; provided, however, based upon past practices and verbal assurances, the Company believes that PCTEL Tianjin will have not less than 30 days to vacate the leased premises if the Lease Extension is not approved.

As a result of the uncertainty regarding the Tianjin Lease renewal, the Company is accelerating and refining its contingency transition plan for transition of the manufacturing activities conducted on the leased premises.  Under the contingency transition plan, the Company will utilize its existing contract manufacturers in China and elsewhere and its Bloomingdale, Illinois facility for production of the products currently produced on the leased premises.  Once transitioned, the Company does not intend to later resume production of the transitioned products on the leased premises even if permitted.  If PCTEL Tianjin is given an opportunity to extend the Tianjin Lease, PCTEL Tianjin will seek to extend the term for a short period in which the transition will be ongoing.  While the Company believes that it will be able to maintain its supply chain and on-time product delivery during the transition period, the contemplated transition of production may initially result in quality issues, delays of in product deliveries and increased production costs which could negatively impact the Company’s revenue, expenses and reputation. The Company is devoting substantial resources to assure the least disruptive transition of manufacturing processes allowed by the transition time allotted.

In addition, there are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan; (ii) impact of tariffs or trade wars among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, whether as a result of the spread of COVID-19 or other factors which limit our ability to import materials and export products; (v) nationalist sentiment creating advantages for our competitors in their home countries and regions; (vi) impact of labor unrest; (vii) unexpected legal or regulatory changes, particularly changes related to the COVID-19 pandemic or environmental, labor or manufacturing regulations; (viii) lack of sufficient protection for intellectual property rights and the risk of theft and forced transfer of intellectual property; (ix) difficulties in recruiting and retaining personnel and managing international operations; (x) under-developed infrastructure; and (xi) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries. If we are unable to manage successfully these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

Disruption in our manufacturing and supply chains could adversely impact our sales and reputation.

We assemble our antenna products in our facilities located in Bloomingdale, Illinois and Tianjin, China and test & measurement products at our facility in Clarksburg, Maryland. We may experience delays, disruptions, or capacity constraints (whether due to the non-renewal of our Tianjin, China facility lease, the COVID-19 pandemic or otherwise) or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, a number of our antenna products are currently manufactured in China via contract manufacturers and we are transitioning additional products currently manufactured in our Tianjin facility to contract manufacturers in China and elsewhere. Any disruption of our own or contract manufacturers' operations could cause delayed product delivery, which could negatively impact our sales, competitive reputation, and position. Moreover, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could materially affect our operating results and may lead to obsolete inventory.

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

The COVID-19 pandemic could have the effect of heightening many of the other risks described in Item 1A of the 2019 Form 10-K including, without limitation, the following:

•	Any delays in our sales cycles could result in customers canceling purchases of our products.
•	The trading price of our stock fluctuates, sometimes significantly, based upon a variety of factors, many of which are not under our control.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

On November 4, 2020, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock.  The plan will be effective November 10, 2020 through December 31, 2021.  Such repurchases may be made from time to time at prevailing prices in the open market, by block purchases, in private transactions or otherwise.  The repurchases will be funded with cash on hand.

Item 6: Exhibits

Exhibit No.	Description

10.1*	Form of Indemnification Agreement between PCTEL, Inc. and each of its directors and officers, as amended and restated August 5, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted Inline XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 9, 2020

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2020