Form 10-Q
period 2021-03-31
PC TEL INC
filed 2021-05-10
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 4, 2021, the registrant had 18,566,700 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$12,796	$5,761
Short-term investment securities	24,805	30,582
Accounts receivable, net of allowances of $90 and $113 at March 31, 2021 and
December 31, 2020, respectively	14,610	16,601
Inventories, net	9,719	9,984
Prepaid expenses and other assets	1,543	1,685
Total current assets	63,473	64,613

Property and equipment, net	12,056	12,505
Long-term investment securities	2,963	4,640
Goodwill	3,332	3,332
Other noncurrent assets	2,425	2,441
TOTAL ASSETS	$84,249	$87,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,297	$4,430
Accrued liabilities	8,045	7,316
Total current liabilities	10,342	11,746
Long-term liabilities	4,262	4,387
Total liabilities	14,604	16,133
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
March 31, 2021 and December 31, 2020, respectively, and 18,518,515 and 18,429,350
shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	19	18
Additional paid-in capital	127,174	128,250
Accumulated deficit	(57,550)	(56,888)
Accumulated other comprehensive income	2	18
Total stockholders’ equity	69,645	71,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,249	$87,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

REVENUES	$17,707	$17,506
COST OF REVENUES	9,369	9,291
GROSS PROFIT	8,338	8,215
OPERATING EXPENSES:
Research and development	3,194	3,029
Sales and marketing	2,763	3,142
General and administrative	3,076	2,802
Amortization of intangible assets	0	33
Restructuring expenses	0	87
Total operating expenses	9,033	9,093
OPERATING LOSS	(695)	(878)
Other income, net	39	198
LOSS BEFORE INCOME TAXES	(656)	(680)
Expense for income taxes	6	8
NET LOSS	$(662)	$(688)

Net loss per Share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

Weighted Average Shares:
Basic	18,070	18,207
Diluted	18,070	18,207

Cash dividend per share	$0.055	$0.055

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020

NET LOSS	$(662)	$(688)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(16)	(89)

COMPREHENSIVE LOSS	$(678)	$(777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Retained	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2020	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	617	0	0	618
Issuance of shares for stock purchase plans and stock options	0	8	0	0	8
Cancellation of shares for payment of withholding tax	0	(659)	0	0	(659)
Repurchase of common stock	0	(31)	0	0	(31)
Dividends paid ($0.055 per share)	0	(1,011)	0	0	(1,011)
Net loss	0	0	(662)	0	(662)
Change in cumulative translation adjustment, net	0	0	0	(16)	(16)
BALANCE at MARCH 31, 2021	$19	$127,174	$(57,550)	$2	$69,645

BALANCE at DECEMBER 31, 2019	$19	$133,954	$(60,305)	$(318)	$73,350
Stock-based compensation expense	0	562	0	0	562
Issuance of shares for stock purchase plans and stock options	0	59	0	0	59
Cancellation of shares for payment of withholding tax	0	(1,106)	0	0	(1,106)
Repurchase of common stock	(1)	(1,999)	0	0	(2,000)
Dividends paid ($0.055 per share)	0	(1,032)	0	0	(1,032)
Net loss	0	0	(688)	0	(688)
Change in cumulative translation adjustment, net	0	0	0	(89)	(89)
BALANCE at MARCH 31, 2020	$18	$130,438	$(60,993)	$(407)	$69,056

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

Operating Activities:
Net Loss	$(662)	$(688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	742	748
Intangible asset amortization	0	144
Stock-based compensation	618	562
Loss on disposal of property and equipment	3	7
Restructuring costs	(15)	63
Bad debt provision	(11)	18
Changes in operating assets and liabilities:
Accounts receivable	1,999	3,432
Inventories	259	760
Prepaid expenses and other assets	215	470
Accounts payable	(2,061)	737
Income taxes payable	6	8
Other accrued liabilities	554	(2,011)
Deferred revenue	7	39
Net cash provided by operating activities	1,654	4,289
Investing Activities:
Capital expenditures	(354)	(1,516)
Purchases of investments	(5,953)	(9,918)
Redemptions/maturities of short-term investments	13,407	13,866
Net cash provided by in investing activities	7,100	2,432
Financing Activities:
Proceeds from issuance of common stock	8	59
Payment of withholding tax on stock-based compensation	(659)	(1,106)
Principle payments on finance leases	(16)	(20)
Purchase of common stock from repurchase program	(31)	(2,000)
Cash dividends	(1,011)	(1,032)
Net cash used in financing activities	(1,709)	(4,099)

Net increase in cash and cash equivalents	7,045	2,622
Effect of exchange rate changes on cash	(10)	(54)
Cash and cash equivalents, beginning of period	5,761	7,094
Cash and Cash Equivalents, End of Period	$12,796	$9,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal, recurring nature that are considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

Nature of Operations

PCTEL, Inc. (the “Company”) was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial Internet of Things (“IoT”) devices, antenna systems,

and test and measurement solutions. The Company solves complex wireless challenges to help organizations stay connected, transform, and grow, and the Company has expertise in radio frequency (“RF”), digital and mechanical engineering. The Company has two businesses (antennas & Industrial IoT devices and test & measurement products) that address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT.

The Company’s principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. The telephone number at that address is (630) 372-6800 and the website is www.pctel.com. Additional information about the Company can be obtained on the Company’s website; however, the information within, or that can be accessed through, the Company’s website, is not part of this Quarterly Report on Form 10-Q.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended March 31, 2021 and December 31, 2020, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited financial statements as of December 31, 2020.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2020 Form 10-K.  There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2020 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K.  The results of operations for the period ended March 31, 2021 may not be indicative of the results for the period ending December 31, 2021.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk with the Chinese Yuan due to our operations in China and with other foreign currencies related to employees outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.  Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  For the three months ended March 31, 2021, approximately 2% of revenues and 14% of expenses were transacted in foreign currencies as compared to 3% and 17% for the three months ended March 31, 2020.  Net foreign exchange gains resulting from foreign currency transactions included in other income, net was $8 and $37 for the three months ended March 31, 2021 and 2020, respectively.

Recent Accounting Pronouncement

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14).  This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge.  Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.  The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

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

3. Income per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2021	2020
Basic Income Per Share computation:
Numerator:
Net loss	$(662)	$(688)
Denominator:
Weighted shares outstanding - basic	18,069,836	18,207,165
Net income per common share - basic
Net loss	$(0.04)	$(0.04)
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,069,836	18,207,165
Restricted shares subject to vesting	0	0
Common stock option grants	0	0
Weighted shares outstanding - diluted	18,069,836	18,207,165
Net income per common share - diluted
Net loss	$(0.04)	$(0.04)

4. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	March 31,	December 31,
	2021	2020
Cash	$3,761	$4,740
Cash equivalents	9,035	1,021
Short-term investments	24,805	30,582
Long-term investments	2,963	4,640
Total	$40,564	$40,983

Cash and Cash Equivalents

At March 31, 2021 and December 31, 2020, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days.  At March 31, 2021 and December 31, 2020, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had $2.1 million of cash and cash equivalents in bank accounts in China at March 31, 2021 and December 31, 2020.  The Company’s cash in its China bank accounts is not insured.  At March 31, 2021, $1.0 million of the cash and cash equivalents in China was invested in a 90-day deposit account classified as cash equivalents and $1.1 million was in cash accounts. As of March 31, 2021, the Company has no intentions of repatriating the cash in its foreign bank accounts in China.  If the Company decides to repatriate the cash in these China bank accounts, it may have trouble doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At March 31, 2021 and December 31, 2020, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at March 31, 2021 and December 31, 2020 were classified as held-to-maturity.  The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

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

Cash equivalents and investments were as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Certificates of deposit	0	0	0	300	0	300
Money market funds	9,035	0	9,035	721	0	721
Total Cash Equivalents	$9,035	$0	$9,035	$1,021	$0	$1,021
Short-Term Investments:
Corporate bonds	$0	$20,947	$20,947	$0	$26,318	$26,318
Certificates of deposit	3,858	0	3,858	4,264	0	4,264
Total Short-Term Investments	$3,858	$20,947	$24,805	$4,264	$26,318	$30,582
Long-Term Investments:
Corporate bonds	$0	$2,705	$2,705	$0	$4,382	$4,382
Certificates of deposit	258	0	258	258	0	258
Total Long-Term Investments	$258	$2,705	$2,963	$258	$4,382	$4,640
Cash equivalents and Investments - book value	$13,151	$23,652	$36,803	$5,543	$30,700	$36,243
Unrealized gains (losses)	$1	$(13)	$(12)	$(1)	$(7)	$(8)
Cash equivalents and Investments - fair value	$13,152	$23,639	$36,791	$5,542	$30,693	$36,235

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net realizable losses of $12 at March 31, 2021, and net unrealized losses of $8 at December 31, 2020.

5. Goodwill and Intangible Assets

Goodwill

There were no changes to the goodwill valued at $3.3 million during the three months ended March 31, 2021.  The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.  In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2020 impairment test.  There were no triggering events during the three months ended March 31, 2021 and March 31, 2020.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to six years.  The Company’s intangible assets were fully amortized as of February 2020.  The summary of other intangible assets, net is as follows:

	March 31, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$16,880	$16,880	$0	$16,880	$16,880	$0
Patents and technology	9,644	9,644	0	9,644	9,644	0
Trademarks and trade names	972	972	0	972	972	0
Total	$27,496	$27,496	$0	$27,496	$27,496	$0

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 to 6 years	5.1
Trademarks and trade names	5 to 6 years	5.6
Other	1 to 6 years	3.0

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

The allowances for accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020
Credit loss provision	$55	$66
Credit allowances	35	47
Total allowances	$90	$113

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including accounts receivable.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  The Company did not record an adjustment upon adoption of ASU 2016-13.

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. The Company’s allowance for credit losses was $0.1 million at March 31, 2021 and at December 31, 2020.

The following table summarizes the allowance for credit losses activity during the three months ended March 31, 2021:

Balance at December 31, 2020	$66
Current period benefit for credit losses	(11)
Balance at March 31, 2021	$55

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of March 31, 2021 and December 31, 2020 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.7  million at March 31, 2021 and at December 31, 2020.

Inventories, net consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$4,965	$5,315
Work-in-process	731	883
Finished goods	4,023	3,786
Inventories, net	$9,719	$9,984

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

Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Building	$6,868	$6,868
Computers and office equipment	10,240	10,039
Manufacturing and test equipment	15,429	15,394
Furniture and fixtures	1,437	1,437
Leasehold improvements	2,969	2,973
Motor vehicles	20	20
Total property and equipment	36,963	36,731
Less: Accumulated depreciation and amortization	(26,677)	(25,996)
Land	1,770	1,770
Property and equipment, net	$12,056	$12,505

Depreciation and amortization expense were approximately $0.7 million for each of the three months ended March 31, 2021 and 2020.   Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Inventory receipts	$2,954	$3,049
Paid time off	1,179	1,028
Payroll and other employee benefits	1,139	1,083
Professional fees and contractors	543	316
Employee stock purchase plan	442	224
Operating leases	349	269
Warranties	295	285
Deferred revenues	249	242
Real estate taxes	194	155
Income and sales taxes	183	185
Customer refunds for estimated returns	146	146
Finance leases	69	68
Restructuring	0	15
Other	303	251
Total	$8,045	$7,316

Long-term liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Operating leases	$3,813	$3,949
Deferred payroll taxes	243	243
Finance leases	129	96
Deferred revenue	63	76
Other	14	23
Total	$4,262	$4,387

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.6 million of stock compensation expense for each of the three months ended March 31, 2021 and 2020.   The Company accounts for forfeitures as they occur. The Company did not capitalize any stock compensation expense during the three months ended March 31, 2021 and 2020.

The stock-based compensation expense by type is as follows:

	Three Months Ended March 31,
	2021	2020
Service-based awards	$455	$422
Performance-based awards (short-term incentive plan)	58	0
Performance-based awards (long-term incentive plan)	39	78
Employee stock purchase plan	66	62
Total	$618	$562

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$69	$72
Research and development	142	137
Sales and marketing	160	150
General and administrative	247	203
Total	$618	$562

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of March 31, 2021:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$2,372	1.9
Performance-based awards	$1,905	2.6

Service-Based Awards

Restricted Stock

The Company grants service-based stock awards to employees under its long-term incentive plan, the PCTEL, Inc. 2019 Stock Incentive Plan (“LTIP”).  For the annual awards granted to executives and key managers in the three months ended March 31, 2021 and 2020, respectively, the awards were comprised one-third of service-based restricted awards and two-thirds of performance-based awards. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2021:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2020	434,838	$6.91
Shares awarded	170,158	8.04
Shares vested	(225,484)	6.86
Shares cancelled	(2,768)	7.65
Unvested Restricted Stock Awards - March 31, 2021	376,744	$7.45

In March 2021, the Company issued to employees 170,158 service-based restricted stock awards under the LTIP that vest in three substantially equal annual increments commencing in 2022. In February 2020, the Company issued to employees 153,694 service-based restricted stock awards under the LTIP that vest in three substantially equal annual increments commencing in 2021.  The intrinsic value of service-based restricted shares that vested during each of the three months ended March 31, 2021 and 2020 was $1.9 million.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2021:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2020	9,083	$7.02
Units awarded	2,800	7.80
Units vested/Shares awarded	(3,098)	7.31
Unvested Restricted Stock Units - March 31,2021	8,785	$7.17

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2021 and 2020 was $25 and $44, respectively.

Stock Options

The Company may grant employees stock options to purchase common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting typically over a period of not less than three years.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at March 31, 2021 have a seven-year life.

The following tables summarizes the stock option activity for the three months ended March 31, 2021:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,250	$6.54
Options exercised	(6,000)	5.48
Options cancelled/expired	(4,500)	8.12
Outstanding at March 31, 2021	5,750	$6.41
Exercisable at March 31, 2021	5,288	$6.36

During the three months ended March 31, 2021, the Company received proceeds of $8  and issued 1,420 shares for the exercise of 6,000 options. The intrinsic value of the options exercised was $53.  The Company did not grant stock options during the three months ended March 31, 2021 or 2020.

The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.06 - $ 7.31	5,750	2.27	$6.41	5,288	$6.36

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at March 31, 2021, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.27	$4
Options Exercisable	2.13	$4

The intrinsic value is based on the share price of $6.95 at March 31, 2021.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

Incentive compensation earned by executives and key managers under the Company’s 2021 Short-Term Incentive Plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock as was the case with the 2020 STIP.  Under both the 2021 STIP and 2020 STIP, payouts could be earned based on annual revenue and adjusted EBITDA targets.  No shares were earned under the 2020 STIP because the Company did not meet its revenue or EBITDA targets.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention.  Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2020	316,726	$6.84
Awards granted	187,864	8.15
Unvested Performance Awards - March 31, 2021	504,590	$7.33

The Company granted performance awards under its long-term incentive plan to executives and key managers in February 2021 (“2021 LTIP”).  The performance period for the 2021 LTIP is from January 1, 2021 through December 31, 2023.  At target, the total fair market value of the award was $1.5 million based on the average share price of $8.15 on the grant date.  On the award date, the aggregate number of shares that could be earned at target was 187,864 and the maximum number of aggregate shares that could be earned was 328,762.

Under the 2021 LTIP and similar plans from 2019 and 2020, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained.  If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis. Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned will be fully vested shares.  The Company records stock compensation expense over the performance period based on the Company’s estimate of the aggregate number of shares that will be earned under the incentive plan.

The following table summarizes the active performance-based long-term incentive plans at March 31, 2021:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2019 LTIP	$5.27	171,437	295,325	January 1, 2019 through December 31, 2021
2020 LTIP	$8.70	145,289	254,256	January 1, 2020 through December 31, 2022
2021 LTIP	$8.15	187,864	328,762	January 1, 2021 through December 31, 2023
		504,590	878,343

                                .

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2021	2020
Dividend yield	3.1%	4.1%
Risk-free interest rate	0.1%	0.1%
Expected volatility	48%	44%
Expected life (in years)	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance or, in some cases, one year after issuance. In addition, new directors receive a one-time grant that vests over three years.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2020	2,416	$6.90
Shares vested	(2,416)	6.90
Outstanding - March 31, 2021	0	$0

The intrinsic value of service-based restricted shares for directors that vested during the three months ended March 31, 2021 was $20.

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.7 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively.

Stock Repurchases

On November 6, 2019, the Board of Directors approved a share repurchase program, which was reauthorized on March 10, 2020 pursuant to which the Company was authorized to repurchase up to $7.0 million of its common stock through the end of 2020.  The Company spent $2.0 million to repurchase 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020.  Due to uncertainties related to the COVID-19 pandemic and to protect the Company’s cash position, on April 1, 2020 the Board of Directors approved the termination of the stock repurchase program.  On November 4, 2020, the Board of Directors approved a new, $5.0 million share repurchase program. The Company spent $1.8 million to repurchase 288,573 shares at an average price of $6.30 during the three months ended December 31, 2020. During the three months ended March 31, 2021 the Company repurchased 4,700 shares at an average price of $6.50.  The Company retired all repurchased shares.

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

The Company’s contributions to retirement plans during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended March 31,
	2021	2020
PCTEL, Inc. 401(k) profit sharing plan - US employees	$172	$238
Defined contribution plans - foreign employees	87	23
Total	$259	$261

Contributions for foreign employees was higher for the three months ended March 31, 2021 because employer contributions to Chinese government sponsored retirement programs were not required from February 2020 through December 2020.

9. Commitments and Contingencies

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

On October 8, 2020, the lease of the premises on which the Company’s China manufacturing operations are conducted expired and the renewal is pending and uncertain. The Company has been notified that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the Company’s leased premises is located and, accordingly, leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed.  The Company has not received an indication of the likelihood of approval of its lease extension.  As a result of the uncertainty regarding the Tianjin Lease (as defined in Note 10) renewal, the Company is refining its transition plan for the manufacturing activities conducted on the leased premises. As part of the refined transition plan, the Company will retain a group of employees in Tianjin, China, but will reduce additional headcount in Tianjin and incur additional restructuring charges for severance and other non-cash costs. The Company expects additional severance of between $0.8 million and $1.0 million in 2021.  The Company expects the transition to be substantially completed by the end of the 2021 fiscal year.

The following table summarizes the restructuring activity during the three months ended March 31, 2021 and the status of the reserves at March 31, 2021:

Lease
Termination
Balance at December 31, 2020	$15
Payments made	$(15)
Balance at March 31, 2021	$0

The restructuring liability is recorded in accrued liabilities on the condensed consolidated balance sheet at March 31, 2021 and December 31, 2020.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.1 million at March 31, 2021 and December 31, 2020, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2021 and $0.3 million at March 31, 2020, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$285	$444
Provisions for warranties	$15	(18)
Consumption of reserves	$(5)	(142)
Ending balance	$295	$284

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

The Company's lease cost for the three months ended March 31, 2021 and 2020, respectively, included the following components:

	Three Months Ended March 31
	2021	2020
Operating lease costs	$97	$245
Short-term lease costs	41	13
Variable lease costs	2	2
Amortization of finance lease assets	14	20
Interest on finance lease liabilities	2	2
Total lease cost	$156	$282

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of March 31, 2021:

Year	Operating Leases	Finance Leases
2021	$373	$57
2022	558	60
2023	569	44
2024	581	33
2025	501	15
Thereafter	2,674	5
Total minimum payments required	5,256	214
Less: amount representing interest	1,094	16
Present value of net minimum lease payments	4,162	198
Less: current maturities of lease obligations	(349)	(69)
Long-term lease obligations	$3,813	$129

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of March 31, 2021:

March 31, 2021
Weighted-average remaining lease term - finance leases	3.6 years
Weighted-average remaining lease term - operating leases	9.5 years
Weighted-average discount rate - finance leases	4.0%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Cash paid for (received) amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$100	$86
Operating cash flows from tenant improvement incentives from operating leases	$0	$(977)
Operating cash flows for finance leases	$2	$2
Financing cash flows for finance leases	$16	$20

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2021 and December 31, 2020:

Leases	Consolidated Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,227	$2,272
Finance right-of-use assets	Other noncurrent assets	192	157
Total leased assets		$2,419	$2,429
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$349	$269
Finance lease liabilities	Accrued liabilities	69	68
Noncurrent
Operating lease liabilities	Long-term liabilities	3,813	3,949
Finance lease liabilities	Long-term liabilities	129	96
Total lease liabilities		$4,360	$4,382

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

11. Income Taxes

The Company recorded income tax expense of $6 and $8 for the three months ended March 31, 2021 and 2020, respectively. The expense recorded for the three months ended March 31, 2021 and 2020 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $12.9 million at March 31, 2021 and at December 31, 2020. The deferred tax assets consisted of domestic deferred tax assets of $12.1 million and foreign deferred tax assets of $0.8 million. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. The Company’s federal NOLs generated in 2018 and future periods will not expire, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company’s full valuation allowance against its deferred tax assets was $12.9 million at March 31, 2021. The Company generated book and tax income during 2020 and believes its financial outlook remains positive; however, the COVID-19 pandemic has created a high level of uncertainty.  Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its deferred tax assets at December 31, 2020 and March 31, 2021. The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at March 31, 2021 and December 31, 2020.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit.  As of March 31, 2021, the Company has deferred $0.5 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022.  The Company records a deferred tax asset for the payroll tax liability due by December 31, 2022 that is not deductible in 2021 for income tax purposes.

12. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$11,723	$6,205	$(221)	$17,707
Gross Profit	$3,747	$4,588	$3	$8,338
Gross Profit %	32.0%	73.9%	NA	47.1%

	Three Months Ended March 31, 2020
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$11,460	$6,083	$(37)	$17,506
Gross Profit	$3,918	$4,297	$0	$8,215
Gross Profit %	34.2%	70.6%	NA	46.9%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31,
Region	2021	2020
Europe, Middle East & Africa	23%	17%
Asia Pacific	8%	8%
Other Americas	4%	3%
Total Foreign sales	35%	28%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.1 million at March 31, 2021 and December 31, 2020 and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at March 31, 2021 and December 31, 2020.

There were no contract assets at March 31, 2021 or December 31, 2020. The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.3 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively.  The Company recognized revenue of $0.2 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively, related to contract liabilities that existed at the beginning of the period.

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

Smarteq Acquisition

On April 30, 2021, the Company acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden that designs antennas for specialized industrial IoT and vehicular applications (“Smarteq”), pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). Smarteq owns all the outstanding stock of SAS Smarteq France, which engages in sales of Smarteq products. PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (‘PCTEL’, the ‘Company’, ‘we’, ‘our’, and ‘us’) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses, revenue mix and the impact on our business from the COVID-19 pandemic.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements. Specifically, the statements about our expectations regarding the impact of the COVID-19 pandemic; our future financial performance; growth of our antenna solutions and Industrial IoT and test and measurement businesses; the impact of the acquisition of Smarteq on the Company’s ability to offer additional products, expand in the European market, and generate revenue; the impact of our transition plan for manufacturing inside and outside China; the impact of the uncertainty regarding the renewal of our lease of our Tianjin, China manufacturing premises; the anticipated demand for certain products including those related to public safety, Industrial IoT, 5G and intelligent transportation; the impact of tariffs on certain imports from China; and the anticipated growth of public and private wireless systems are forward-looking statements. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties, including the disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and impact of the pandemic on our results of operations, financial condition and stock price; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments, including demand from customers in China; the Company’s ability to integrate Smarteq, expand its European presence and benefit from additional antenna and Industrial IoT product offerings; the impact of the uncertainty regarding renewal of our lease of our Tianjin, China manufacturing premises; the impact of tariffs on certain imports from China; and our ability to grow our business and create, protect and implement new technologies and solutions. These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise.

COVID-19 Update

The global COVID-19 outbreak and increased business uncertainty had an adverse impact on our financial results during 2020 through global shutdowns and supply chain and operational disruptions. We took a variety of actions during 2020 to help mitigate the financial impact, including executing temporary cost savings measures, reducing our capital spending, and proactively managing our working capital. For test & measurement products, we experienced sequentially higher revenues during 2020 and higher revenues in the first quarter 2021 compared to the prior year. Demand for our antennas and Industrial IoT devices is taking longer to recover, but improvement is expected during 2021.

Our foremost focus continues to be the health and safety of our employees.  We continue to maintain our enhanced health and safety protocols, including encouraging our employees to seek vaccination when eligible. We will continue to closely monitor the risks posed by COVID-19 and the guidance from relevant authorities and to adjust our practices accordingly, as we have throughout the pandemic.

Business Overview

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

First Quarter Overview

Revenues for the three months ended March 31, 2021 were $17.7 million, an increase of 1.1% compared to $17.5 million for the same period in 2020.  By product line, revenues increased by $0.1 million (2.0%) to $6.2 million for test & measurement products and increased by $0.3 million (2.3%) to $11.7 million for antennas and Industrial IoT devices. Gross profits of $8.3 million for the quarter increased by $0.1 million compared to the same period in 2020, primarily due to higher test & measurement gross profits.  Operating expense of $9.0 million was $0.1 million lower than in the first quarter 2020 as expenses were higher, for research and development and general and administrative, but lower for sales and marketing, intangible amortization, and restructuring. The net impact of these changes resulted in income before tax in the first quarter 2021 that was approximately the same as compared to the first quarter of 2020.  The net loss before tax was $0.7 million for each of the three months ended March 31, 2021 and 2020.

Our cash and investments decreased by $0.4 million during the first quarter 2021. As of March 31, 2021, we had cash and investments of $40.6 million and no debt.

Smarteq Acquisition

On April 30, 2021, we acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden that designs antennas for specialized industrial IoT and vehicular applications (“Smarteq”), pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). Smarteq owns all the outstanding stock of SAS Smarteq France, which engages in sales of Smarteq products. PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash.  We believe the acquisition of Smarteq will provide a strong local presence, expertise, and channel partners to accelerate our growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide.

Results of Operations

Three Months Ended March 31, 2021 and 2020

(in thousands)

Revenues by Product Line

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

Antennas & Industrial IoT Devices	$11,723	$11,460	$263	2.3%
Test & Measurement Products	6,205	6,083	122	2.0%
Corporate	(221)	(37)	(184)	not meaningful
Total	$17,707	$17,506	$201	1.1%

Revenues increased 1.1% for the three months ended March 31, 2021 compared to the same period in 2020 due to higher revenues for both i) antennas and industrial IoT devices and ii) test & measurement products.  For the three months ended March 31, 2021, revenues increased for antennas and industrial IoT devices by 2.3% compared to the same period in 2020 as a result of increased revenues generated by antennas for fleet and transit applications. Revenues for the test & measurement product line increased 2.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as higher revenues for scanning receivers for public safety applications offset lower revenues in North America for 5G technologies.

Gross Profit by Product Line

	Three Months Ended March 31,
	2021	% of Revenues	2020	% of Revenues

Antennas & Industrial IoT Devices	$3,747	32.0%	$3,918	34.2%
Test & Measurement Products	4,588	73.9%	4,297	70.6%
Corporate	3	not meaningful	0	not meaningful
Total	$8,338	47.1%	$8,215	46.9%

The gross profit percentage increased by 0.2% for the three months ended March 31, 2021 compared to the same period in 2020 due to a higher gross profit margin for test & measurement products, offsetting a lower gross margin percentage for antennas and industrial IoT devices. The gross profit percentage for antennas and Industrial IoT devices decreased by 2.2% for the three months ended March 31, 2021 compared to the same period in 2020 due to a less favorable product mix and the negative impact of foreign currency on manufacturing costs, and higher transportation costs. The gross profit percentage for test & measurement products increased by 3.3% for the three months ended March 31, 2021 compared to the same period in 2020 because there was no intangible amortization expense in cost of sales for test & measurement products in the three months ended March 31, 2021 compared to $0.1 million in the comparable period in 2020, as well as due to lower headcount.

Consolidated Operating Expenses

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2021	Change	2020	2021	2020
Research and development	$3,194	$165	$3,029	18.0%	17.3%
Sales and marketing	2,763	(379)	3,142	15.6%	17.9%
General and administrative	3,076	274	2,802	17.4%	16.0%
Amortization of intangible assets	0	(33)	33	0.0%	0.2%
Restructuring expenses	0	(87)	87	0.0%	0.5%
Total	$9,033	$(60)	$9,093	51.0%	51.9%

Research and development expenses were higher by $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020 due to increased spending on outside services and materials for product development, employee costs, and depreciation expense.  The increase in spending on outside services and product development was primarily related to antennas and Industrial IoT devices.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses decreased $0.4 million for the three months ended March 31, 2021 compared to the same period in 2020 as travel expenses declined by $0.2 million, trade show expenses declined by $0.1 million, and commissions and bad debt declined by $0.1 million.  Travel expenses were lower in the first quarter 2021 because business travel is still limited due to the COVID-19 pandemic.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2021 compared to the same period in 2020 due to higher professional fees incurred during the quarter associated with the acquisition of Smarteq.

Amortization of intangible assets within operating expenses was zero for the three months ended March 31, 2021 and was lower by approximately $0.1 million compared to the same period in 2020 as certain intangible assets became fully amortized during the first quarter 2020.  As of March 31, 2020, all intangible assets were fully amortized.

Restructuring expenses relate to the transition of manufacturing from our Tianjin facility to contract manufacturers.  There were no restructuring expenses during the three months ended March 31, 2021. Restructuring expenses of $0.1 million for the three months ended March 31, 2020 consisted of employee severance and payroll related costs associated with the termination of nine employees in connection with our transition of certain manufacturing activities in our Tianjin, China facility to contract manufacturers. During 2021 we will reduce additional headcount in Tianjin and incur additional restructuring charges for severance and non-cash costs. We expect additional severance of between $0.8 million and $1.0 million in 2021.  We expect the transition to be substantially completed by the end of the 2021 fiscal year.

Other Income, Net

	Three Months Ended
	March 31,
	2021	2020
Interest income	$35	$163
Foreign exchange gains	8	37
Other, net	(5)	(2)
Total	$39	$198
Percentage of revenues	0.2%	1.1%

Other income, net consists of interest income, foreign exchange gains, and interest expense.  Interest income from investment securities decreased during the three months ended March 31, 2021 compared to the prior year, primarily due to lower average interest rates.  Foreign exchange gains during the three months ended March 31, 2021 and 2020 were related to changes in the exchange rate between the Chinese Yuan and the U.S. dollar.

Expense for Income Taxes

	Three Months Ended March 31,
	2021	2020

Expense for income taxes	$6	$8
Effective tax rate	(0.9)%	(1.2)%

We recorded income tax expense of $6 and $8 for the three months ended March 31, 2021 and 2020, respectively. The expense recorded for the three months ended March 31, 2021 and 2020 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $12.9 million at March 31, 2021 and December 31, 2020. The deferred tax assets consist of domestic deferred tax assets of $12.2 million and foreign deferred tax assets of $0.8 million. We recorded pretax book income during 2020 and believe our financial outlook remains positive.  However, the COVID-19 pandemic has created a high level of uncertainty. Due to this uncertainty, as well as difficulties with forecasting financial results historically, we maintained a full valuation allowance on our deferred tax assets at March 31, 2021.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 11 to the condensed consolidated financial statements for more information related to income taxes.

Net Loss

The net loss of $0.7 million for the three months ended March 31, 2021 was approximately the same as in the three months ended March 31, 2020 as higher gross profit and lower operating expenses were offset by lower other income in the three months ended March 31, 2021 compared to the prior period. The increase in gross profit was a result of a slight increase in both revenues and gross profit margin. Operating expenses declined by $0.1 million as we spent more on research and development and general and administrative expenses, but we incurred no restructuring expenses or intangible amortization expense.  Other income was lower by $0.2 million because of lower interest income as a result of lower interest rates.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$1,654	$4,289
Investing activities	$7,100	$2,432
Financing activities	$(1,709)	$(4,099)
Net increase in cash and cash equivalents	$7,045	$2,622

	March 31	December 31,
	2021	2020
Cash and cash equivalents at the end of period	$12,796	$5,761
Short-term investments at the end of period	$24,805	$30,582
Long-term investments at the end of period	$2,963	$4,640
Working capital at the end of period	$53,131	$52,868

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the three months ended March 31, 2021, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

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

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP. We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.  We used $3.8 million for the repurchase of shares during the 2020, which was funded with cash on hand. As of March 31, 2021, there is $3.2 million remaining under our repurchase program.

At March 31, 2021, our cash, cash equivalents, and investments (short-term and long-term) were approximately $40.6 million, and we had working capital of $53.1 million.  As the COVID-19 pandemic continues to evolve, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce. Management believes our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our lack of debt.

Operating Activities:

Operating activities generated $1.7 million of cash during the three months ended March 31, 2021.  We generated $0.7 million of cash from our statement of operations activities and $1.0 million from the balance sheet.  The balance sheet was a net source of cash as reductions in accounts receivable were partially offset by the reduction in accounts payable.  Accounts receivable decreased by $2.0 million primarily because revenues declined by $3.5 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020.  The reduction in accounts payable primarily relates to reduced purchases of inventory and the timing of supplier payments.

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

Investing Activities:

Our investing activities provided $7.1 million of cash during the three months ended March 31, 2021.  During the three months ended March 31, 2020, redemptions and maturities of our investments provided $13.4 million in funds and we rotated $6.0 million of cash into new investments.  We used $0.4 million for capital expenditures during the three months ended March 31, 2021.

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

Financing Activities:

We used $1.7 million in cash for financing activities during the three months ended March 31, 2021.  We used $1.0 million for quarterly cash dividends.  We used $0.7 million for payroll taxes related to restricted stock awards and shares issued under the short-term incentive plan.

We used $4.1 million in cash for financing activities during the three months ended March 31, 2020.  We used $1.0 million for quarterly cash dividends paid in February 2020 and $2.0 million for share repurchases.  We used $1.1 million for payroll taxes related to stock-based compensation.  The tax payments related to restricted stock awards and the short-term incentive plan.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

We had purchase obligations of $13.3 million and $10.9 million at March 31, 2021 and December 31, 2020, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.9 million and $0.8 million related to income tax uncertainties at March 31, 2021 and December 31, 2020, respectively.  We do not know the timing of the settlement of this liability.

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2020 Form 10-K.  There have been no material changes in any of our critical accounting policies since December 31, 2020.  See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2020 Form 10-K (Item 7A).  As of March 31, 2021, there have been no material changes in this information.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of March 31, 2021, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2020 Form 10-K (Item 1A).  As of May 10, 2021, there have been no material changes in this information other than the risk factor below.

We face risks as a result of the acquisition of Smarteq Wireless Aktiebolag.

On April 30, 2021, we completed our acquisition of Smarteq Wireless Aktiebolag (“Smarteq”). As a result of the acquisition, we face various risks, including, among others, the following:

•	difficulty in integrating Smarteq’s products, engineering and technology, operations, sales and distribution channels, internal accounting controls, or work force with our existing business;
•	greater than anticipated costs related to the integration of Smarteq’s business and operations into our existing business and operations;
•	diversion of resources and management attention from other strategic activities
•	disruption of our on-going business and of Smartech’s business, operations, and relationships with contract manufacturers, suppliers, service providers, customers, and employees;
•	difficulty in realizing the potential financial or strategic benefits of the acquisition of Smarteq;
•	difficulty in maintaining uniform standards, controls, procedures, and policies;
•	tax, employment, logistics, and other related issues unique to Smarteq or organizations like Smarteq;
•	possible impairment of relationships with employees and customers as a result of integration of the Smarteq business and our existing business;
•	possible impairment of assets related to goodwill resulting from the acquisition of Smarteq, and reductions in our future operating results from amortization of intangible assets.

While we performed significant due diligence on Smarteq prior to consummating the acquisition, we are dependent on the accuracy and completeness of statements and disclosures made by Smarteq and its representatives. We did not control and may be unaware of activities of Smarteq before the acquisition relating to, among other things, intellectual property, litigation or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities, and other liabilities.

Any of the risks described above could have a material adverse impact on our business, financial condition, results of operations, or prospects.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchase of Equity Securities

The following table provides the activity of the Company’s share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 to January 31, 2021	4,700	$6.50	4,700	$3,161
February 1 to February 28, 2021	0	$0.00	0	$3,161
March 1 to March 31, 2021	0	$0.00	0	$3,161
Total	4,700	$6.50	4,700	$3,161

On November 4, 2020 the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock through the end of 2021. The Company repurchased 4,700 shares at an average price of $6.50 during the three months ended March 31, 2021 under this share repurchase program.

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
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted Inline XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 10, 2021

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2021