Form 10-Q
period 2021-06-30
PC TEL INC
filed 2021-08-09
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 18,296,402 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$8,425	$5,761
Short-term investment securities	25,002	30,582
Accounts receivable, net of allowances of $80 and $113 at June 30, 2021 and
December 31, 2020, respectively	16,786	16,601
Inventories, net	12,391	9,984
Prepaid expenses and other assets	1,583	1,685
Total current assets	64,187	64,613

Property and equipment, net	12,390	12,505
Long-term investment securities	0	4,640
Goodwill	6,522	3,332
Intangible assets, net	1,873	0
Other noncurrent assets	2,573	2,441
TOTAL ASSETS	$87,545	$87,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,723	$4,430
Accrued liabilities	9,454	7,316
Total current liabilities	14,177	11,746
Long-term liabilities	4,345	4,387
Total liabilities	18,522	16,133
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
June 30, 2021 and December 31, 2020, respectively, and 18,518,515 and 18,429,350
shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	19	18
Additional paid-in capital	126,791	128,250
Accumulated deficit	(57,719)	(56,888)
Accumulated other comprehensive (loss) income	(68)	18
Total stockholders’ equity	69,023	71,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,545	$87,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES	$21,681	$19,842	$39,388	$37,348
COST OF REVENUES	11,739	10,321	21,108	19,612
GROSS PROFIT	9,942	9,521	18,280	17,736
OPERATING EXPENSES:
Research and development	3,221	3,070	6,416	6,099
Sales and marketing	3,388	2,397	6,151	5,539
General and administrative	3,335	2,945	6,411	5,747
Amortization of intangible assets	55	0	55	33
Restructuring expenses	60	11	60	98
Total operating expenses	10,059	8,423	19,093	17,516
OPERATING (LOSS) INCOME	(117)	1,098	(813)	220
Other (expense) income, net	(45)	102	(6)	300
(LOSS) INCOME BEFORE INCOME TAXES	(162)	1,200	(819)	520
Expense for income taxes	7	8	12	16
NET (LOSS) INCOME	$(169)	$1,192	$(831)	$504

Net (Loss) Income per Share:
Basic	$(0.01)	$0.07	$(0.05)	$0.03
Diluted	$(0.01)	$0.07	$(0.05)	$0.03

Weighted Average Shares:
Basic	18,241	18,159	18,158	18,180
Diluted	18,241	18,214	18,158	18,352

Cash dividend per share	$0.055	$0.055	$0.110	$0.110

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

NET (LOSS) INCOME	$(169)	$1,192	$(831)	$504

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(70)	15	(86)	(74)

COMPREHENSIVE (LOSS) INCOME	$(239)	$1,207	$(917)	$430

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at MARCH 30, 2021	$19	$127,174	$(57,550)	$2	$69,645
Stock-based compensation expense	0	1,039	0	0	1,039
Issuance of shares for stock purchase plans and stock options	0	410	0	0	410
Cancellation of shares for payment of withholding tax	0	(123)	0	0	(123)
Repurchase of common stock	0	(702)	0	0	(702)
Dividends paid ($0.055 per share)	0	(1,007)	0	0	(1,007)
Net loss	0	0	(169)	0	(169)
Change in cumulative translation adjustment, net	0	0	0	(70)	(70)
BALANCE at JUNE 30, 2021	$19	$126,791	$(57,719)	$(68)	$69,023

BALANCE at MARCH 30, 2020	$18	$130,438	$(60,993)	$(407)	$69,056
Stock-based compensation expense	1	1,000	0	0	1,001
Issuance of shares for stock purchase plans and stock options	0	437	0	0	437
Dividends paid ($0.055 per share)	0	(1,022)	0	0	(1,022)
Net income	0	0	1,192	0	1,192
Change in cumulative translation adjustment, net	0	0	0	15	15
BALANCE at JUNE 30, 2020	$19	$130,853	$(59,801)	$(392)	$70,679

BALANCE at DECEMBER 31, 2020	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	1,656	0	0	1,657
Issuance of shares for stock purchase plans and stock options	0	418	0	0	418
Cancellation of shares for payment of withholding tax	0	(782)	0	0	(782)
Repurchase of common stock	0	(733)	0	0	(733)
Dividends paid ($0.11 per share)	0	(2,018)	0	0	(2,018)
Net loss	0	0	(831)	0	(831)
Change in cumulative translation adjustment, net	0	0	0	(86)	(86)
BALANCE at JUNE 30, 2021	$19	$126,791	$(57,719)	$(68)	$69,023

BALANCE at DECEMBER 31, 2019	$19	$133,954	$(60,305)	$(318)	$73,350
Stock-based compensation expense	1	1,562	0	0	1,563
Issuance of shares for stock purchase plans and stock options	0	496	0	0	496
Cancellation of shares for payment of withholding tax	0	(1,106)	0	0	(1,106)
Repurchase of common stock	(1)	(1,999)	0	0	(2,000)
Dividends paid ($0.11 per share)	0	(2,054)	0	0	(2,054)
Net income	0	0	504	0	504
Change in cumulative translation adjustment, net	0	0	0	(74)	(74)
BALANCE at JUNE 30, 2020	$19	$130,853	$(59,801)	$(392)	$70,679

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020

Operating Activities:
Net (loss) income	$(831)	$504
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,493	1,502
Intangible asset amortization	70	144
Stock-based compensation	1,657	1,563
Loss on disposal of property and equipment	3	7
Restructuring costs	45	(28)
Bad debt provision	(34)	(110)
Changes in operating assets and liabilities:
Accounts receivable	1,260	2,065
Inventories	(1,121)	882
Prepaid expenses and other assets	532	871
Accounts payable	(630)	810
Income taxes payable	(18)	16
Other accrued liabilities	624	(1,167)
Deferred revenue	63	19
Net cash provided by operating activities	3,113	7,078
Investing Activities:
Capital expenditures	(1,266)	(2,418)
Purchase of investments	(16,058)	(26,323)
Redemptions/maturities of short-term investments	26,278	25,781
Cash paid for acquisition, net of cash acquired	(6,277)	0
Net cash provided by (used in) investing activities	2,677	(2,960)
Financing Activities:
Proceeds from issuance of common stock	418	496
Proceeds from Paycheck Protection Program Loan	0	3,500
Repayment of Paycheck Protection Program Loan	0	(3,500)
Payment of withholding tax on stock-based compensation	(782)	(1,106)
Principle payments on finance leases	(35)	(41)
Purchase of common stock from repurchase program	(733)	(2,000)
Cash dividends	(2,018)	(2,054)
Net cash used in financing activities	(3,150)	(4,705)

Net increase (decrease) in cash and cash equivalents	2,640	(587)
Effect of exchange rate changes on cash	24	(49)
Cash and cash equivalents, beginning of period	5,761	7,094
Cash and Cash Equivalents, End of Period	$8,425	$6,458

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended June 30, 2021 and December 31, 2020, the condensed consolidated statement of cash flows for the six months ended June 30, 2021 and 2020, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited financial statements as of December 31, 2020.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2020 Form 10-K.  There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2021.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2020 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K.  The results of operations for the period ended June 30, 2021 may not be indicative of the results for the period ending December 31, 2021.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk with the Chinese Yuan due to our operations in China, and with other foreign currencies related to the acquisition of Smarteq (see Note 4) and related to suppliers and employees outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.  Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  For the six months ended June 30, 2021, approximately 6% of revenues and 18% of expenses were transacted in foreign currencies as compared to 3% and 18% for the six months ended June 30, 2020.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $(53) and $(18) for the three months ended June 30, 2021 and 2020, respectively.  Net foreign exchange gains(losses) resulting from foreign currency transactions included in other income, net was $(45) and $19 for the six months ended June 30, 2021 and 2020, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14).  This guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge.  Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.  The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

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

Cash equivalents are measured at fair value and investments are recognized at amortized cost in the Company’s financial statements.  Accounts receivable is a financial asset with a carrying value that approximates fair value due to the short-term nature of these assets.  Accounts payable, accrued employee compensation and certain operating liabilities are financial liabilities with a carrying value that approximates fair value due to the short-term nature of these liabilities.

3. Income (Loss) per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Income Per Share computation:
Numerator:
Net (loss) income	$(169)	$1,192	$(831)	$504
Denominator:
Weighted shares outstanding - basic	18,240,811	18,159,029	18,157,941	18,179,906
Net income per common share - basic
Net (loss) income	$(0.01)	$0.07	$(0.05)	$0.03
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,240,811	18,159,029	18,157,941	18,179,906
Restricted shares subject to vesting	0	44,821	0	147,116
Performance related awards	0	8,208	0	16,416
Common stock option grants	0	1,559	0	8,442
Weighted shares outstanding - diluted	18,240,811	18,213,617	18,157,941	18,351,880
Net income per common share - diluted
Net (loss) income	$(0.01)	$0.07	$(0.05)	$0.03

4. Business Combinations

On April 30, 2021, the Company acquired all the outstanding stock of Smarteq Wireless Aktiebolag (“Smarteq”), a Swedish company based in Kista, Sweden that designs antennas for specialized industrial IoT and vehicular applications, pursuant to a Share Sale and Purchase Agreement (the “SPA”) between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq. Smarteq owns all the outstanding stock of SAS Smarteq France (“Smarteq France”), which engages in sales of Smarteq products.

Pursuant to the SPA, the Company acquired Smarteq for a cash purchase price consisting of SEK 53.0 million plus working capital adjustments of SEK 1.6 million and an adjustment for the net cash at closing of SEK 2.1 million for total cash consideration of SEK 56.8 million ($6.8 million), all of which was provided from PCTEL’s existing cash. The Company believes the acquisition of Smarteq will provide a strong local presence, expertise, and channel partners to accelerate revenue growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide.  The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line.  The Company applied the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions where applicable to accurately value assets acquired and liabilities assumed at the acquisition date its estimates are inherently uncertain and subject to refinement. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process.  As a result, during the measurement period, which may be up to one year from the acquisition date, the Company will record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statements of operations.  The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

Fair Value of Purchase Consideration:

The following table summarizes the fair value of purchase consideration to acquire Smarteq:

Fair value of purchase consideration
Cash	$6,785
Working capital adjustment	(5)
Total purchase consideration	$6,780

Preliminary Purchase Price Allocation:

The Company acquired all of the assets and liabilities of Smarteq, including cash of $0.5 million and debt of $0.1 million.

The following is an allocation of the purchase price as of the April 30, 2021 closing date based upon a preliminary estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition:

Preliminary Purchase Price Allocation:
Cash	$503
Accounts receivable	1,429
Prepaid expenses and other assets	80
Inventories	1,286
Right of use assets	232
Property and equipment	131
Intangible assets	1,983
Accounts payable	(981)
Accrued liabilities	(837)
Lease liabilities - short-term	(102)
Lease liabilities - long-term	(112)
Debt	(91)
Identifiable assets acquired	$3,521
Goodwill	3,259
Total purchase price	$6,780

The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Finite-lived assets:
Customer relationships	$787
Trade names	639
Technology	438
Non-compete covenant	69
Exclusive-right	44
Backlog	6
$1,983

Intangible Assets:	Useful Life
Customer relationships	5 years
Trade names	5 years
Technology	5 years
Covenants to non-compete	3 years
Exclusive-right	5 years
Backlog	less than 1 year

Assumptions in the Allocations of Purchase Price

The Company prepared the purchase price allocation and in doing so utilized reports of a third-party valuation expert to calculate the fair value of the identifiable intangible assets.  Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the Smarteq operations with the operations of the Company. Updates to and/or completion of the valuations of certain assets acquired and liabilities assumed may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. The Company expects to complete the purchase price allocation within 12 months of the respective acquisition date.  The areas that are not yet finalized relate to intangible assets, goodwill and inventory.

The fair value of the customer relationships was determined using the multi-period excess earnings method (“MPEEM”). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the future customer cash flows, and discounting those cash flows to the present value. Future cash flows for customers were estimated based on forecasted revenue and costs, taking into account the growth rates, customer attrition, and contributory charges. The fair value of the customer backlog was calculated using the present value of the cash flows associated with the acquired backlog.

The fair values of the trade names, developed technology, and exclusive rights were determined using the relief-from-royalty method. The relief-from-royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets.

The fair value of covenants to non-compete was estimated using the with-or-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows are calculated in each "with" and "without" scenario and the difference in the cash flow is discounted to present value.

Inventory was valued at net realizable value.  Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.5 million is included in the purchase price allocation above.  Approximately $0.3 million of the inventory step-up was recognized during the three months ended June 30, 2021.

The Company assumed gross accounts receivable of $1.4 million.  Based on Smarteq’s bad debt experience and a review of the receivables, the Company does not anticipate an issue with collectability.

The Company assumed liabilities in the acquisition which primarily consist of accounts payable, accrued employee compensation and certain operating liabilities. The fair value of the liabilities assumed are valued at their cash settlement value.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration and the lease term is through July 31, 2023.  On the acquisition date, the Company recorded $0.2 million for each of the right-of-use assets and the lease liabilities.

The Company assumed Smarteq France’s five-year loan of approximately $0.1 million with an interest rate of 0.57%.  The loan was part of a program from the French Ministry of Economy and Finance to support for French businesses during the COVID-19 pandemic.  The loan is denominated in Euros.  Payment of the interest and principal on the loan are deferred until June 2022 and the loan term ends in May 2026.

The Company recorded net deferred tax assets of $2.4 million, primarily relating to deferred tax assets for net operating losses. The Company also booked a deferred tax asset for inventory reserves and deferred tax liabilities related to intangible asset amortization that is not deductible for income taxes.  The Company booked a full valuation allowance against the net deferred tax assets.  While the Company expects book and tax profits in 2021 and future periods, Smarteq has recorded a three-year cumulative tax loss.  Based on this objective evidence and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the opening balance sheet.

Goodwill recorded in connection with the acquisition was $3.3 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes. The Company recorded $0.3 million of transaction costs in general and administrative expenses in the statement of operations.  The transaction costs will not be deductible for income tax purposes.

Supplemental pro forma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the Smarteq acquisition had occurred as of January 1, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenue - pro forma combined	$22,558	$22,754	$42,106	$41,829
Net Income (Loss) - pro forma combined	285	693	(169)	(527)
Weighted Average Shares:
Basic	18,241	18,159	18,158	18,180
Diluted	18,241	18,214	18,158	18,180
Net Income (Loss) per Share:
Basic	$0.02	$0.04	$(0.01)	$(0.03)
Diluted	$0.02	$0.04	$(0.01)	$(0.03)

The following adjustments were included in the unaudited pro forma combined net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenue	$21,681	$19,842	$39,388	$37,348
Add: Net Revenue - acquired business	877	2,912	2,718	4,481
Net Revenue - pro forma combined	$22,558	$22,754	$42,106	$41,829

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$(169)	$1,192	$(831)	$504
Add: Results of operations of acquired business	88	$(147)	183	(79)
Less: pro forma adjustments
Amortization of intangibles	(31)	(130)	(94)	(187)
Inventory fair value adjustments	283	(213)	283	(427)
Acquisition related expenses	121	0	304	(304)
Interest (expense) income	(7)	(9)	(14)	(34)
Net Income (Loss) - pro forma combined	$285	$693	$(169)	$(527)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of Smarteq are based on its books and records prior to the acquisition and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred as of January 1, 2020. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity. For the three and six months ended June 30, 2021, $1.5 million of revenue and $0.2 million of net loss was included in the Company's condensed consolidated statements of operations was related to Smarteq.

5. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	June 30,	December 31,
	2021	2020
Cash	$4,205	$4,740
Cash equivalents	4,220	1,021
Short-term investments	25,002	30,582
Long-term investments	0	4,640
Total	$33,427	$40,983

Cash and Cash Equivalents

At June 30, 2021 and December 31, 2020, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days.  At June 30, 2021 and December 31, 2020, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand.  The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities.  The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs).  The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had cash in foreign bank accounts of $3.2 million at June 30, 2021 and $2.9 million at December 31, 2020.  The Company had $2.3 million and $2.9 million of cash and cash equivalents in bank accounts in China at June 30, 2021 and December 31, 2020, respectively, and the Company had $0.9 million of cash in its Sweden and France bank accounts at June 30, 2021. The Company’s cash in its foreign bank accounts is not insured.  At June 30, 2021, $1.1 million of the cash and cash equivalents in China was invested in a 90-day deposit account classified as cash equivalents and $1.2 million was in cash accounts. As of June 30, 2021, the Company has no intention of repatriating the cash in its foreign bank accounts.  If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner.  The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At June 30, 2021 and December 31, 2020, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at June 30, 2021 and December 31, 2020 were classified as held-to-maturity.  The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years.  The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

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

Cash equivalents and investments were as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Certificates of deposit	$0	$0	$0	$300	$0	$300
Money market funds	4,220	0	4,220	721	0	721
Total Cash Equivalents	$4,220	$0	$4,220	$1,021	$0	$1,021
Short-Term Investments:
Corporate bonds	$0	$23,045	$23,045	$0	$26,318	$26,318
Certificates of deposit	1,957	0	1,957	4,264	0	4,264
Total Short-Term Investments	$1,957	$23,045	$25,002	$4,264	$26,318	$30,582
Long-Term Investments:
Corporate bonds	$0	$0	$0	$0	$4,382	$4,382
Certificates of deposit	0	0	0	258	0	258
Total Long-Term Investments	$0	$0	$0	$258	$4,382	$4,640
Cash equivalents and Investments - book value	$6,177	$23,045	$29,222	$5,543	$30,700	$36,243
Unrealized losses	$0	$(2)	$(2)	$(1)	$(7)	$(8)
Cash equivalents and Investments - fair value	$6,177	$23,043	$29,220	$5,542	$30,693	$36,235

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealizable losses of $2 at June 30, 2021, and net unrealized losses of $8 at December 31, 2020.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the six months ended June 30, 2021 is as follows:

Amount
Balance at December 31, 2020	$3,332
Acquisition of Smarteq	3,259
Foreign currency translation	(69)
Balance at June 30, 2021	$6,522

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.  In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, and financial forecasts.  There were no triggering events during the six months ended June 30, 2021 and June 30, 2020.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$15	$0	$15	$111
Operating expenses	55	0	55	33
Total	$70	$0	$70	$144

The summary of other intangible assets, net is as follows:

	June 30, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,651	$16,906	$745	$16,880	$16,880	$0
Patents and technology	10,072	9,658	414	9,644	9,644	0
Trademarks and trade names	1,597	993	604	972	972	0
Other intangible assets	117	7	110	0	0	0
Total	$29,437	$27,564	$1,873	$27,496	$27,496	$0

In April 2021, the Company recorded $2.0 million of finite-lived intangible assets for the acquisition of Smarteq, and during the three months ended June 30, 2021, the Company recorded amortization expense of $0.1 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other	1 to 5 years	3.6

Prior to the acquisition of Smarteq, the Company’s intangible assets were fully amortized as of February 2020.

The future amortization expenses is as follows:

Fiscal Year	Amount
2021	$202
2022	$396
2023	$396
2024	$381
2025	$373
Thereafter	$125
Total	$1,873

7. Balance Sheet Information

Accounts Receivable

Accounts receivable are recorded at invoiced amounts with standard net terms that range between 30 and 90 days.  The Company extends credit to its customers based on an evaluation of a customer’s financial condition and collateral is generally not required.  The Company records reserves for credit losses and credit allowances that reduce the value of accounts receivable to fair value.

The allowances for accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020
Credit loss provision	$32	$66
Credit allowances	48	47
Total allowances	$80	$113

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including accounts receivable.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  The Company did not record an adjustment upon adoption of ASU 2016-13.

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $0.03 million at June 30, 2021 and $0.07 million at December 31, 2020.

The following table summarizes the allowance for credit losses activity during the six months ended June 30, 2021:

Balance at December 31, 2020	$66
Current period benefit for credit losses	(34)
Balance at June 30, 2021	$32

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of June 30, 2021 and December 31, 2020 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.5 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.8  million at June 30, 2021 and $3.7 million at December 31, 2020.

Inventories, net consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$5,646	$5,315
Work-in-process	975	883
Finished goods	5,770	3,786
Inventories, net	$12,391	$9,984

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

Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Building	$6,868	$6,868
Computers and office equipment	10,309	10,039
Manufacturing and test equipment	16,454	15,394
Furniture and fixtures	1,438	1,437
Leasehold improvements	2,998	2,973
Motor vehicles	20	20
Total property and equipment	38,087	36,731
Less: Accumulated depreciation and amortization	(27,467)	(25,996)
Land	1,770	1,770
Property and equipment, net	$12,390	$12,505

Depreciation and amortization expense were approximately $0.8 million for each of the three months ended June 30, 2021 and 2020. Depreciation and amortization expense were approximately $ 1.5 million for each of the six months ended June 30, 2021 and 2020, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 11 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Inventory receipts	$3,482	$3,049
Paid time off	1,547	1,028
Payroll and other employee benefits	1,646	1,083
Professional fees and contractors	405	316
Employee stock purchase plan	221	224
Operating leases	450	269
Warranties	284	285
Deferred revenues	305	242
Real estate taxes	156	155
Income and sales taxes	234	185
Customer refunds for estimated returns	205	146
Finance leases	75	68
Restructuring	60	15
Other	384	251
Total	$9,454	$7,316

Long-term liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Operating leases	$3,810	$3,949
Deferred payroll taxes	243	243
Finance leases	117	96
Deferred revenue	65	76
Other	110	23
Total	$4,345	$4,387

8. Stock-Based Compensation

The condensed consolidated statements of operations include $1.0 million of stock compensation expense for the three months ended June 30, 2021 and 2020, respectively.   The condensed consolidated statements of operations include $1.7 million and $1.6 million of stock compensation expense for the six months ended June 30, 2021 and 2020, respectively. The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service-based awards	$640	$865	$1,095	$1,287
Performance-based awards (short-term incentive plan)	138	0	196	0
Performance-based awards (long-term incentive plan)	194	77	233	155
Employee stock purchase plan	67	59	133	121
Total	$1,039	$1,001	$1,657	$1,563

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$65	$74	$134	$146
Research and development	140	145	282	282
Sales and marketing	226	164	386	314
General and administrative	608	618	855	821
Total	$1,039	$1,001	$1,657	$1,563

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of June 30, 2021:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$2,140	1.5
Performance-based awards	$2,185	2.4

Service-Based Awards

Restricted Stock

The Company grants service-based stock awards to employees under its long-term incentive plan (“LTIP”).  All stock awards to employees are issued under the PCTEL, Inc. 2019 Stock Incentive Plan.  For the annual awards granted to executives and key managers in the six months ended June 30, 2021 and 2020, respectively, the awards were comprised one-third of service-based restricted awards and two-thirds of performance-based awards. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2021:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2020	432,422	$6.90
Shares awarded	170,158	8.04
Shares vested	(270,607)	6.60
Shares cancelled	(3,102)	7.76
Unvested Restricted Stock Awards - June 30, 2021	328,871	$7.75

In March 2021, the Company issued to employees 170,158 service-based restricted stock awards that vest in three substantially equal annual increments commencing in 2022. In February 2020, the Company issued to employees 153,694 service-based restricted stock awards under the LTIP that vest in three substantially equal annual increments commencing in 2021.  In April 2020, the Company reduced the salary of each executive and key manager by 10% and in connection therewith issued. 47,539 shares of restricted stock, with a one-year vesting period to such employee equal to 5% of his/her salary. .

The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2021 and 2020 was $2.2 million and $1.9 million, respectively.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2021:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2020	9,083	$7.02
Units awarded	17,800	7.11
Units vested/Shares awarded	(5,446)	6.47
Unvested Restricted Stock Units - June 30, 2021	21,437	$7.23

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2021 and 2020 was $42 and $44, respectively. In June 2021, the Company issued 15,000 service-based restricted stock units to employees of the Swedish subsidiary, Smarteq, with a four-year vesting period commencing in 2022.

Stock Options

The Company may grant employees stock options to purchase common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting typically over a period of not less than three years.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at June 30, 2021 have a seven-year life.

The following tables summarizes the stock option activity for the six months ended June 30, 2021:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,250	$6.54
Options exercised	(6,000)	5.48
Options cancelled/expired	(6,250)	7.89
Outstanding at June 30, 2021	4,000	$6.02
Exercisable at June 30, 2021	3,664	$5.93

During the six months ended June 30, 2021, the Company received proceeds of $8 and issued 1,420 shares for the exercise of 6,000 options. The intrinsic value of the options exercised was $53.  During the six months ended June 30, 2020, the Company received proceeds of $0.1 million from the exercise of options for 9,412 shares and issued 10,194 shares for the exercise of 52,355 options. The intrinsic value of the options exercised was $0.1 million. The Company did not grant stock options during the six months ended June 30, 2021 or 2020.

The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.06 - $ 6.98	4,000	2.92	$6.02	3,664	$5.93

The weighted average contractual life and intrinsic value of options outstanding and options exercisable at June 30, 2021, was the following:

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.92	$3
Options Exercisable	2.86	$3

The intrinsic value is based on the share price of $6.55 at June 30, 2021.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

Incentive compensation earned by executives and key managers under the Company’s 2021 Short-Term Incentive Plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock as was the case with the 2020 STIP.  Under both the 2021 STIP and 2020 STIP, payouts could be earned based on annual revenue and adjusted EBITDA targets.  No shares were earned under the 2020 STIP because the Company did not exceed the revenue or EBITDA thresholds.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention.  Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2020	316,726	$6.84
Awards granted	187,864	8.15
Unvested Performance Awards - June 30, 2021	504,590	$7.33

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

The following table summarizes the active performance-based long-term incentive plans at June 30, 2021:

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest upon issuance or, in some cases, one year after issuance. In addition, new directors receive a one-time grant that vests over three years. In May 2021, the Company issued 61,186 shares to directors for their annual retainer and committee services of which 49,652 shares vested immediately upon issuance, with the remainder vesting one year after issuance. The fair value of the service based restricted shares for directors that vested during the six months ended June 30, 2021 was $0.3 million.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2020	2,416	$6.90
Shares awarded	61,186	6.57
Shares vested	(52,068)	6.65
Outstanding - June 30, 2021	11,534	$6.57

 Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.8 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively.

Stock Repurchases

On November 6, 2019, the Board of Directors approved a share repurchase program (“2019 Repurchase Plan”), which was reauthorized on March 10, 2020 under the 2019 Repurchase Plan, the Company was authorized to repurchase up to $7.0 million of its common stock through the end of 2020.  The Company spent $2.0 million to repurchase 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020.  Due to uncertainties related to the COVID-19 pandemic and to protect the Company’s cash position, on April 1, 2020 the Board of Directors approved the termination of the 2019 Repurchase Plan.

On November 4, 2020, the Board of Directors approved a $5.0 million share repurchase program (“2020 Repurchase Plan”). The Company spent $1.8 million to repurchase 288,573 shares at an average price of $6.30 during the three months ended December 31, 2020 and the Company spent $0.7 million during the six months ended June 30, 2021 to repurchase 112,951 shares at an average price of $6.49.  The Company retired all repurchased shares.

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

The Company’s contributions to retirement plans during the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PCTEL, Inc. 401(k) profit sharing plan - US employees	$184	$158	$356	$396
Defined contribution plans - foreign employees	119	9	206	32
Total	$303	$167	$562	$428

Contributions for foreign employees was higher for the three and six months ended June 30, 2021 because of the addition of Smarteq employer required contributions and employer contributions to Chinese government sponsored retirement programs were not required from February 2020 through December 2020.

10. Commitments and Contingencies

China Restructuring

On August 7, 2019, the Company’s Board of Directors approved a transition plan for the Company’s China manufacturing operations. As part of the plan, the Company is transitioning high-volume manufacturing from its Tianjin, China facility to contract manufacturers in China and elsewhere in order to reduce fixed costs in China, optimize the cost structure of the antenna product line, and create flexibility in antenna manufacturing due to the uncertainty of the lease of the current manufacturing premises, as described below. For the year ended December 31, 2020, the Company incurred restructuring expenses of $0.1 million for employee severance related to the separation of 12 employees and for the year ended December 31, 2019, the Company incurred restructuring expenses of $0.5 million for employee severance and related benefits related to the separation of 84 employees.   Severance costs were paid from the Company’s cash in its China bank accounts.

On October 8, 2020, the lease of the premises on which the Company’s China manufacturing operations are conducted expired and the renewal is pending and uncertain. The Company has been notified that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the Company’s leased premises is located and, accordingly, leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed.  The Company has not received an indication of the likelihood of approval of its lease extension.  However, should the lease ultimately be extended, rent will be due for the period of the lease suspension.  As a result of the uncertainty regarding the Tianjin Lease (as defined in Note 11) renewal, the Company is refining its transition plan for the manufacturing activities conducted on the leased premises. As part of the refined transition plan, the Company will retain a group of employees in Tianjin, China, but will reduce additional headcount in Tianjin and incur additional restructuring charges..  The Company expects the transition to be substantially completed by the end of the 2021 fiscal year.

The following table summarizes the restructuring activity during the six months ended June 30, 2021 and the status of the reserves at June 30, 2021:

		Lease
	Severance	Termination	Total
Balance at December 31, 2020	$0	$15	$15
Restructuring expense	60	0	60
Payments made	0	(15)	(15)
Balance at June 30, 2021	$60	$0	$60

The restructuring liability is recorded in accrued liabilities on the condensed consolidated balance sheet at June 30, 2021 and December 31, 2020.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.2 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2021 and $0.3 million at June 30, 2020, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$285	$444
Provisions for warranties	57	3
Consumption of reserves	(58)	(179)
Ending balance	$284	$268

11. Leases

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

The Company's lease cost for the three and six months ended June 30, 2021 and 2020, respectively, included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$115	$165	$212	$410
Short-term lease costs	41	14	82	27
Variable lease costs	2	0	4	2
Amortization of finance lease assets	21	21	35	41
Interest on finance lease liabilities	2	2	4	4
Total lease cost	$181	$202	$337	$484

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of June 30, 2021:

Year	Operating Leases	Finance Leases
2021	$286	$42
2022	658	67
2023	611	44
2024	581	33
2025	501	15
Thereafter	2,675	4
Total minimum payments required	5,312	205
Less: amount representing interest	1,052	13
Present value of net minimum lease payments	4,260	192
Less: current maturities of lease obligations	(450)	(75)
Long-term lease obligations	$3,810	$117

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of June 30, 2021:

June 30, 2021
Weighted-average remaining lease term - finance leases	3.3 years
Weighted-average remaining lease term - operating leases	8.8 years
Weighted-average discount rate - finance leases	3.9%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for (received) amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$153	$143	$253	$229
Operating cash flows from tenant improvement incentives from operating leases	$0	$(27)	$0	$(1,004)
Operating cash flows for finance leases	$2	$2	$4	$4
Financing cash flows for finance leases	$19	$21	$35	$41

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2021 and December 31, 2020:

Leases	Consolidated Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,381	$2,272
Finance right-of-use assets	Other noncurrent assets	186	157
Total leased assets		$2,567	$2,429
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$450	$269
Finance lease liabilities	Accrued liabilities	75	68
Noncurrent
Operating lease liabilities	Long-term liabilities	3,810	3,949
Finance lease liabilities	Long-term liabilities	117	96
Total lease liabilities		$4,452	$4,382

 On March 5, 2020, PCTEL (Tianjin) Wireless Telecommunications Products, Co. Ltd., a wholly owned subsidiary of the Company (“PCTEL Tianjin”), entered into a letter agreement with Wang Zhuang Village Committee of Tianjin, China (the “Letter Agreement”) specifying the terms for extension of the lease of the premises on which PCTEL Tianjin currently conducts its manufacturing activities in Tianjin, China (the “Tianjin Lease”) to October 2022. The Letter Agreement did not, however, effect the lease extension. The Tianjin Lease expired on October 8, 2020 without extension.  On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed. The letter indicates that if the Tianjin Lease extension is subsequently approved, the rent for the period from October 9, 2020 to the date of the Tianjin Lease extension (the “Intervening Period”) will then be due and payable.  In July 2021, PCTEL Tianjin received an indication from local Chinese authorities that the Tianjin lease extension is likely to be approved for a period of October 10, 2020 to December 31, 2021 and lease negotiations have commenced. However, based upon past practices and verbal assurances, the Company believes that PCTEL Tianjin will have not less than 30 days to vacate the leased premises if the Lease Extension is not approved.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease and an automotive lease. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023.  On the acquisition date, the Company recorded $0.2 million for each of the right-of-use assets and the lease liabilities.

12. Borrowings

As part of the Smarteq acquisition, the Company assumed a five-year loan of approximately $0.1 million with an interest rate of 0.57%.  The loan was part of a program from the French Ministry of Economy and Finance as financial support for French businesses during the COVID-19 pandemic.  The loan is denominated in Euros. Payment of the interest and principal on the loan is deferred until June 2022 and the loan term ends in May 2026. The amount due within one year is $2, and the remainder is due in equal monthly payments thereafter.

13. Income Taxes

The Company recorded income tax expense of $12 and $16 for the six months ended June 30, 2021 and 2020, respectively. The expense recorded for the six months ended June 30, 2021 and 2020 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $15.2 million at June 30, 2021 and $12.9 million at December 31, 2020. The deferred tax assets consisted of domestic deferred tax assets of $12.1 million, China deferred tax assets of $0.8 million, and $2.3 million of deferred tax assets for Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. As part of the acquisition of Smarteq, the recorded deferred tax assets of $2.3 million associated with net operating losses inventory reserves and recorded tax liabilities associated with acquired intangible assets.  Because of the objective evidence of cumulative three-year losses and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the deferred tax assets.

The Company’s federal NOLs generated in 2018 and future periods will not expire, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company generated book and tax income during 2020 but generated book losses for the six months ended June 30, 2021. The Company believes its financial outlook remains positive but because of difficulties with forecasting financial results historically, and due to the uncertainties associated with the COVID-19 pandemic, the Company maintained a full valuation allowance on its deferred tax assets at June 30, 2021 and December 31, 2020.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at June 30, 2021 and December 31, 2020.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit.  As of June 30, 2021, the Company has deferred $0.5 million of payroll taxes. The payroll taxes will be deferred until the due dates of December 31, 2021 and December 31, 2022.  The Company records a deferred tax asset for the payroll tax liability due by December 31, 2022 that is not deductible in 2021 for income tax purposes.

14. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$15,562	$6,414	$(295)	$21,681
Gross Profit	$5,175	$4,834	$(67)	$9,942
Gross Profit %	33.3%	75.4%	NA	45.9%

	Six Months Ended June 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$27,285	$12,619	$(516)	$39,388
Gross Profit	$8,922	$9,422	$(64)	$18,280
Gross Profit %	32.7%	74.7%	NA	46.4%

	Three Months Ended June 30, 2020
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$13,910	$6,118	$(186)	$19,842
Gross Profit	$4,973	$4,609	$(61)	$9,521
Gross Profit %	35.8%	75.3%	NA	48.0%

	Six Months Ended June 30, 2020
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$25,370	$12,201	$(223)	$37,348
Gross Profit	$8,892	$8,905	$(61)	$17,736
Gross Profit %	35.0%	73.0%	NA	47.5%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2021	2020	2021	2020
Europe, Middle East & Africa	23%	16%	23%	16%
Asia Pacific	7%	9%	7%	10%
Other Americas	4%	2%	4%	2%
Total Foreign sales	34%	27%	34%	28%

Customer Concentration:

The following table represents the customers that accounted for 10% or more of revenues during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2021	2020	2021	2020
Customer A	11%	9%	11%	10%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	June 30, 2021	December 31, 2020
Customer B	11%	10%
Customer A	10%	7%
Customer C	7%	31%

15. Revenue from Contracts with Customers

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.2 million and $0.1 million at June 30, 2021 and December 31, 2020 respectively and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at June 30, 2021 and December 31, 2020.

There were no contract assets at June 30, 2021 or December 31, 2020. The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.5 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively.  The Company recognized revenue of $0.5 million and $0.4 million during the six months ended June 30, 2021 and 2020, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL”, the “Company”, “we”, “our”, and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).  Except for historical information, the following discussion contains forward looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses, revenue mix and the impact on our business from the COVID-19 pandemic.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements. Specifically, the statements about our expectations regarding the impact of the COVID-19 pandemic; our future financial performance; growth of our antenna solutions, Industrial IoT and test &measurement businesses; the impact of the acquisition of Smarteq on the Company’s ability to offer additional products, expand in the European market, and generate revenue; the impact of our transition plan for manufacturing inside and outside China; the impact of the uncertainty regarding the renewal of our lease of our Tianjin, China manufacturing premises; the anticipated demand for certain products including those related to public safety, Industrial IoT, 5G and intelligent transportation; the impact of tariffs on certain imports from China; and the anticipated growth of public and private wireless systems are forward-looking statements. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties, including the disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and impact of the pandemic on our results of operations, financial condition and stock price; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments, including demand from customers in Europe; the Company’s ability to integrate Smarteq, expand its European presence and benefit from additional antenna and Industrial IoT product offerings; the impact of the uncertainty regarding renewal of our lease of our Tianjin, China manufacturing premises; the impact of tariffs on certain imports from China; and our ability to grow our business and create, protect and implement new technologies and solutions. These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise.

COVID-19 Update

The global COVID-19 outbreak and increased business uncertainty had an adverse impact on our financial results during 2020 through global shutdowns and supply chain and operational disruptions. We took a variety of actions during 2020 to help mitigate the financial impact, including executing temporary cost savings measures, reducing our capital spending, and proactively managing our working capital. For test & measurement products, we experienced higher revenues in the first half of 2021 compared to the prior year. Demand for our antennas and Industrial IoT devices is taking longer to recover, but revenue improvement is forecasted during the second half of 2021.  The global recovery in demand has had impacts on our business, including increased material cost inflation, logistics costs increases and in some cases component part shortages. Currently, our expectation is that the impacts of material cost inflation and logistics constraints will continue into the second half of 2021.

Our foremost focus continues to be the health and safety of our employees.  We continue to maintain our enhanced health and safety protocols at our facilities and are encouraging our employees to obtain vaccination. We will continue to closely monitor the risks posed by COVID-19 and the guidance from relevant authorities. We will adjust our practices accordingly, as we have throughout the pandemic.

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial Internet of Things (“Industrial IIoT”) devices, antenna systems, and test & measurement solutions. We solve complex wireless challenges to help organizations stay connected, transform, and grow. We have a strong brand presence and expertise in radio frequency (“RF”), digital and mechanical engineering. We have two businesses (antennas/Industrial IoT devices and test & measurement products) that address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT. Our antennas and Industrial IoT devices include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for Industrial IoT. Our test & measurement products improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly innovating and improving antenna and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

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

Test & Measurement Products

PCTEL provides RF test & measurement products that improve the performance of wireless networks globally, with a focus on LTE, public safety, and 5G technologies.  Revenue growth in this market is driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G, 4G to 5G) and new market applications for public safety and government. Our portfolio includes scanning receivers, scanning receiver software, public safety solutions, interference location systems, and mmwave transmitters.  Our scanning receivers are software defined radios used to 1) confirm adequate RF coverage during deployment, 2) identify interfering signals which decrease capacity, 3) troubleshoot system performance issues as networks expand, and 4) benchmark competing networks because our scanning receivers can scan all technologies across all frequencies during one test.  Scanning receivers are necessary for initial network deployment and throughout the entire life cycle of the mobile network.  Most of our 4G scanners can be upgraded to 5G via firmware.  Consistent with our mission to solve complex network engineering problems and to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal processing (“DSP”) engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing.

Second Quarter Overview

Revenues for the three months ended June 30, 2021 were $21.7 million, an increase of 9.3% compared to $19.8 million for the same period in 2020.  By product line, revenues increased by $0.3 million (4.8%) to $6.4 million for test & measurement products and increased by $1.7 million (11.9%) to $15.6 million for antennas and Industrial IoT devices. The increase in revenues for antennas and Industrial IoT devices was primarily due to the acquisition of Smarteq.  Gross profits of $9.9 million for the quarter increased by $0.4 million compared to the same period in 2020, primarily due to the revenue increases for both product lines.  Operating expense of $10.1 million was $1.6 million higher than in the second quarter 2020. The increase results from inclusion of two months of Smarteq’s operating expenses and employee-related costs, including salaries and incentive compensation expenses. Operating expenses for the second quarter 2020 were lower due, in part, to measures the Company took at the beginning of the pandemic to control costs, including temporary reductions in salaries, travel, and other discretionary spending.  The net impact of these changes resulted in a loss before tax of $0.2 million in the second quarter 2021 compared to income before tax of $1.2 million for the second quarter of 2020.

Revenues for the six months ended June 30, 2021 were $39.4 million, an increase of 5.5%, compared to $37.3 million for the same period in 2020. By product line, revenues increased by $0.4 million (3.4%) to $12.6 million for test & measurement products and increased by $1.9 million (7.5%) to $27.3 million for antennas and Industrial IoT devices. The increase in revenues for test & measurement products was driven by growth in products for public safety applications.  The increase in revenues for antennas and Industrial IoT devices was primarily due to the acquisition of Smarteq. Gross profits of $18.3 million increased by $0.5 million compared to the same period in the prior year due to the higher revenues in both product lines. Operating expenses of $19.1 million was $1.6 million higher than the same period in the prior year. The increase results from inclusion of two months of Smarteq’s operating expenses and employee-related costs, including salaries and incentive compensation expenses in addition to higher restructuring expenses and intangible amortization expenses related to the Smarteq acquisition. Operating expenses for the second quarter 2020 were lower due, in part, to measures the Company took at the beginning of the pandemic to control costs, including temporary reductions in salaries, travel, and other discretionary spending. The net impact of these changes resulted in a decrease in income before tax of $1.3 million for the six months ended June 30, 2021 compared to the same period in 2020. Net loss before tax was $0.8 million for the six months ended June 30, 2021 and net income was $0.5 million for the six months ended June 30, 2020.

Our cash and investments decreased by $7.1 million during the second quarter 2021 primarily due to the cash paid for our acquisition of Smarteq Wireless Aktiebolag. See the description below for additional details on the acquisition.  As of June 30, 2021, we had cash and investments of $33.4 million and debt of $0.1 million.

Smarteq Acquisition

On April 30, 2021, we acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden that designs antennas for specialized industrial IoT and vehicular applications (“Smarteq”), pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). Smarteq owns all the outstanding stock of SAS Smarteq France, which engages in sales of Smarteq products. PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash.  We believe the acquisition of Smarteq will provide a strong local presence, expertise, and channel partners to accelerate our growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide. The results for Smarteq are combined with the Company’s antenna and Industrial IoT vice product line.

Results of Operations

Three Months Ended June 30, 2021 and 2020

(in thousands)

Revenues by Product Line

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

Antennas & Industrial IoT Devices	$15,562	$13,910	$1,652	11.9%
Test & Measurement Products	6,414	6,118	296	4.8%
Corporate	(295)	(186)	(109)	not meaningful
Total	$21,681	$19,842	$1,839	9.3%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

Antennas & Industrial IoT Devices	$27,285	$25,370	$1,915	7.5%
Test & Measurement Products	12,619	12,201	418	3.4%
Corporate	(516)	(223)	(293)	not meaningful
Total	$39,388	$37,348	$2,040	5.5%

Revenues increased 9.3% for the three months ended June 30, 2021 compared to the same period in 2020 due to higher revenues for both antennas and Industrial IoT devices and the test & measurement products. Revenues for the test & measurement product line increased 4.8% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as higher revenues for scanning receivers for public safety applications offset lower revenues in North America for 5G technologies. For the three months ended June 30, 2021, revenues increased for the antenna product line by 11.9% compared to the same period in 2020 as a result of revenues from the Smarteq acquisition.

Revenues increased 5.5% for the six months ended June 30, 2021 compared to the same period in 2020 due to higher revenues for both i) antennas and industrial IoT devices and ii) test & measurement products.  For the six months ended June 30, 2021, revenues increased for antennas and industrial IoT devices by 7.5% compared to the same period in 2020 as a result of revenues from the Smarteq acquisition and due to higher revenues with antennas for fleet applications. Revenues for the test & measurement product line increased 3.4% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as higher revenues for scanning receivers for public safety applications offset lower revenues for scanning receivers for 5G technologies in North America.

Gross Profit by Product Line

	Three Months Ended June 30,
	2021	% of Revenues	2020	% of Revenues

Antennas & Industrial IoT Devices	$5,175	33.3%	$4,973	35.8%
Test & Measurement Products	4,834	75.4%	$4,609	75.3%
Corporate	(67)	not meaningful	(61)	not meaningful
Total	$9,942	45.9%	$9,521	48.0%

	Six Months Ended June 30,
	2021	% of Revenues	2020	% of Revenues

Antennas & Industrial IoT Devices	$8,922	32.7%	$8,892	35.0%
Test & Measurement Products	$9,422	74.7%	$8,905	73.0%
Corporate	$(64)	not meaningful	$(61)	not meaningful
Total	$18,280	46.4%	$17,736	47.5%

The gross profit percentage decreased by 2.1% for the three months ended June 30, 2021 compared to the same period in 2020 due to a higher mix of antennas and Industrial IoT devices and a lower gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for the antennas and Industrial IoT devices decreased by 2.5% for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to higher freight costs and expense recognized related to the fair value step of the inventory for Smarteq. The gross profit percentage for test & measurement products was approximately the same for the three months ended June 30, 2021 compared to the same period in 2020.

The gross profit percentage decreased by 1.1% for the six months ended June 30, 2021 compared to the same period in 2020 due to a higher mix of antennas and IoT devices and due a lower gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for antennas and Industrial IoT devices decreased by 2.3% for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher freight costs and the expense recognized related to the fair value step of the inventory for Smarteq. The gross profit percentage for test & measurement products increased by 1.7% for the six months ended June 30, 2021 compared to the same period in 2020 due to lower production costs and because there was no intangible amortization expense in cost of sales for test & measurement products in the six months ended June 30, 2021 compared to $0.1 million in the comparable period in 2020.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2021	Change	2020	2021	2020
Research and development	$3,221	$151	$3,070	14.9%	15.5%
Sales and marketing	3,388	991	2,397	15.6%	12.1%
General and administrative	3,335	390	2,945	15.4%	14.8%
Amortization of intangible assets	55	55	0	0.3%	0.0%
Restructuring expenses	60	49	11	0.3%	0.1%
Total	$10,059	$1,636	$8,423	46.5%	42.5%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2021	Change	2020	2021	2020
Research and development	$6,416	$317	$6,099	16.3%	16.3%
Sales and marketing	6,151	612	5,539	15.6%	14.8%
General and administrative	6,411	664	5,747	16.3%	15.4%
Amortization of intangible assets	55	22	33	0.1%	0.1%
Restructuring expenses	60	(38)	98	0.2%	0.3%
Total	$19,093	$1,577	$17,516	48.5%	46.9%

Research and development expenses were higher by $0.2 million and $0.3 million for the three and six months ended June 30, 2021 compared to the same period in 2020 primarily due to expenses related to Smarteq.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses increased $1.0 million for the three months ended June 30, 2021 compared to the same period in 2020 due to two months of sales and marketing expenses for Smarteq of $0.2 million, higher incentive compensation expense of $0.3 million, employee related costs of $0.2 million, marketing expenses of $0.1 million, travel of $0.1 million, and also due to the fact that the second quarter 2020 included a bad debt recovery for $0.1 million.

Sales and marketing expenses increased $0.6 million for the six months ended June 30, 2021 compared to the same period in 2020 as expenses associated with the acquisition of Smarteq of $0.2 million, higher incentive compensation expense of $0.2 million, and employee related costs of $0.3 million offsetting lower travel expenses of $0.2 million and lower other sales and marketing expenses of $0.1 million.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.4 million for the three months ended June 30, 2021 compared to the same period in 2020 due to expenses for the Smarteq business, non-recurring professional fees associated with the acquisition of Smarteq, and higher employee costs related to salaries and cash-based incentive compensation programs.

General and administrative expenses increased by $0.7 million for the six months ended June 30, 2021 compared to the same period in 2020 due to expenses for the Smarteq business, non-recurring professional fees incurred associated with the acquisition of Smarteq, and higher employee costs related to salaries and cash-based incentive compensation programs.

Amortization of intangible assets within operating expenses was $55 for the three and six months ended June 30, 2021.  This relates to intangible assets for the Smarteq acquisition.  The amortization of intangible assets of $33 that was recorded during the six months ended June 30, 2020 related to intangible assets that became fully amortized during the first quarter 2020. There was $0 of intangible asset amortization during the three months ended June 30, 2020.

Restructuring expenses relate to the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers.  Restructuring expenses of $60 for the three and six months ended June 30, 2021 consisted of employee severance and payroll related costs associated with the termination of five employees in Tianjin.  During 2021, we expect to reduce additional headcount in Tianjin and incur additional restructuring charges for severance and non-cash costs. We expect additional restructuring expense of between $0.8 million and $1.0 million in 2021 primarily for employee terminations but also for other non-cash related expenses.  We expect the transition to be substantially completed by the end of the 2021 fiscal year.

Restructuring expenses of $0.1 million for the six months ended June 30, 2020 consisted of employee severance and payroll related costs associated with the termination of ten employees in Tianjin.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$4	$114	$37	$277
Foreign exchange gains	(52)	(18)	(44)	19
Other, net	3	6	1	4
Total	$(45)	$102	$(6)	$300
Percentage of revenues	(0.2)%	0.5%	(0.0)%	0.8%

Other income, net consists of interest income, foreign exchange gains, and interest expense.  Interest income from investment securities decreased during the three and six months ended June 30, 2021 compared to the prior year, primarily due to lower average interest rates. Foreign exchange gains or losses during the three and six months ended June 30, 2021 and 2020 were primarily related to changes in the exchange rate between the Chinese Yuan and the U.S. dollar.

Expense for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expense for income taxes	$7	$8	$12	$16
Effective tax rate	(4.3)%	0.7%	(1.5)%	3.1%

We recorded income tax expense of $12 and $16 for the six months ended June 30, 2021 and 2020, respectively. The expense recorded for the six months ended June 30, 2021 and 2020 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $15.3 million at June 30, 2021 and $12.9 million at December 31, 2020. The deferred tax assets consist of domestic deferred tax assets of $12.1 million and foreign deferred tax assets of $3.2 million. As part of the Smarteq acquisition, we recorded $2.4 million of net deferred tax assets. While the Company expects book and tax profits in 2021 and future periods, Smarteq has recorded a three-year cumulative tax loss.  Based on this objective evidence and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the opening balance sheet for Smarteq.

We recorded pretax book income during 2020 and believe our financial outlook remains positive.  However, the COVID-19 pandemic has created a high level of uncertainty. Due to this uncertainty, as well as difficulties with forecasting financial results historically, we maintained a full valuation allowance on our deferred tax assets at June 30, 2021.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 13 to the condensed consolidated financial statements for more information related to income taxes.

Net Loss

We recorded a net loss of $0.2 million for the three months ended June 30, 2021 compared to net income of $1.2 million for the same period in 2020, as higher operating expenses offset higher gross profits.  Operating expenses were higher by $1.6 million as we spent more in all functional areas, and we recorded higher restructuring expenses and intangible amortization expense for the intangible assets acquired from Smarteq.

We recorded a net loss of $0.8 million for the six months ended June 30, 2021 compared to net income of $0.5 million for the same period in 2020, as the impact of higher operating expenses and lower other income and expense offset the higher gross profits from higher revenues. The increase in gross profit was a result of an increase in gross profit for both test & measurement products and antennas and Industrial IoT devices.  Operating expenses were higher by $1.6 million as we spent more in all functional areas, and we recorded intangible amortization expense for the intangible assets acquired from Smarteq and we recorded higher restructuring expenses.  Other income and expense was lower by $0.3 million because primarily because of lower interest income due to lower interest rates.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$3,118	$7,078
Investing activities	$2,672	$(2,960)
Financing activities	$(3,150)	$(4,705)
Net increase (decrease) in cash and cash equivalents	$2,640	$(587)

	June 30,	December 31,
	2021	2020
Cash and cash equivalents at the end of period	$8,425	$5,761
Short-term investments at the end of period	$25,002	$30,582
Long-term investments at the end of period	$0	$4,640
Working capital at the end of period	$50,010	$52,867

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the six months ended June 30, 2021, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development.  We historically have made significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles.  We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.  We used $6.3 million, net of cash acquired for the purchase of Smarteq in April 2021.  We expect the historical trend for capital spending and the variability caused by moving money between cash and investments and periodic merger and acquisition activity to continue in the future.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through the ESPP. We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.  We used $3.8 million for the repurchase of shares during the full year 2020 and $0.7 million for the repurchase of shares during the six months ended June 30, 2021. Share repurchases were funded with cash on hand. As of June 30, 2021, there was $2.5 million remaining under our repurchase program.

At June 30, 2021, our cash, cash equivalents, and investments were approximately $33.4 million, and we had working capital of $50.0 million.  As the COVID-19 pandemic continues to evolve, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce. Management believes our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our low level of debt.

Operating Activities:

Operating activities generated $3.1 million of cash during the six months ended June 30, 2021.  We generated $2.4 million of cash from our statement of operations activities and $0.7 million from the balance sheet. The balance sheet was a net source of cash as accounts receivable collections offset the impact of higher inventories. Accounts receivable decreased by $1.3 million primarily due to lower days sales outstanding on outstanding invoices. Inventories increased for both product lines by approximately $1.1 million in order to maintain customer service levels while the Company manages supply chain delays and component shortages.

Operating activities generated $7.1 million of cash during the six months ended June 30, 2020.  We generated $3.6 million of cash from our statement of operations activities and $3.5 million from the balance sheet.  The balance sheet was a net source of cash as reductions in accounts receivable and inventories as well as an inflation in our accounts payable balance offset payments for accrued liabilities.  Accounts receivable decreased by $2.1 million primarily because revenues declined by $3.1 million from the through months ended June 30, 2020 compared to the three months ended December 31, 2019.  Accrued liabilities decreased by $1.2 million primarily because we paid $2.6 million in the first quarter for cash bonuses earned under our 2019 short-term incentive plan.

Investing Activities:

Our investing activities provided $2.7 million of cash during the six months ended June 30, 2021.  In April 2021, the Company used $6.3 million for the purchase of Smarteq, net of cash acquired.  During the six months ended June 30, 2021, redemptions and maturities of our investments provided $26.3 million in funds and we rotated $16.1 million of cash into new investments.  We used $1.3 million for capital expenditures during the six months ended June 30, 2021.

Our investing activities used $3.0 million of cash during the six months ended June 30, 2020.  During the six months ended June 30, 2020, redemptions and maturities of our short-term investments provided $25.8 million in funds and we rotated $26.3 million of cash into new investments.  We used $2.4 million for capital expenditures during the six months ended June 30, 2020.  We used cash of $1.4 million for leasehold improvements and other facility related equipment for the facility which opened in January 2020. During the six months ended Jun 30, 2020 we received $1.0 million in tenant allowances for the Clarksburg facility. This amount is reflected in operating activities.

Financing Activities:

We used $3.2 million in cash for financing activities during the six months ended June 30, 2021.  We also used $2.0 million for quarterly cash dividends, we used $0.7 million for share repurchases, and $0.8 million for payroll taxes related to stock-based compensation in this period.  The tax payments related to restricted stock awards.  Proceeds from the issuance of common stock for our ESPP provided $0.4 million for the six months ended June 30, 2021.

We used $4.7 million in cash for financing activities during the six months ended June 30, 2020. We used $2.1 million for quarterly cash dividends paid, and $2.0 million for share repurchases. We used $1.1 million for payroll taxes related to stock-based compensation. The tax payments related to restricted stock awards and the short-term incentive plan. Proceeds from the issuance of common stock for our ESPP provided $0.5 million for the six months ended June 30, 2020. On April 16, 2020, we received a $3.5 million paycheck protection program (“PPP”) loan from the Small Business Administration. Based upon subsequent guidance regarding PPP loan eligibility, we returned the funds on April 30, 2020.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

We had purchase obligations of $12.6 million and $10.9 million at June 30, 2021 and December 31, 2020, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.9 million and $0.8 million related to income tax uncertainties at June 30, 2021 and December 31, 2020, respectively.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2020 Form 10-K (Item 7A).  As of June 30, 2021, there have been no material changes in this information.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of June 30, 2021, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2020 Form 10-K (Item 1A).  As of August 9, 2021, there have been no material changes in this information other than the risk factor below.

We face risks as a result of the acquisition of Smarteq Wireless Aktiebolag.

On April 30, 2021, we completed our acquisition of Smarteq Wireless Aktiebolag (“Smarteq”). As a result of the acquisition, we face various risks, including, among others, the following:

•	difficulty in integrating Smarteq’s products, engineering and technology, operations, sales and distribution channels, internal accounting controls, or work force with our existing business;
•	greater than anticipated costs related to the integration of Smarteq’s business and operations into our existing business and operations;
•	diversion of resources and management attention from other strategic activities;
•	disruption of our on-going business and of Smarteq’s business, operations, and relationships with contract manufacturers, suppliers, service providers, customers, and employees;
•	difficulty in realizing the potential financial or strategic benefits of the acquisition of Smarteq;
•	difficulty in maintaining uniform standards, controls, procedures, and policies;
•	tax, employment, logistics, and other related issues unique to Smarteq or organizations like Smarteq;
•	possible impairment of relationships with employees, suppliers, and customers as a result of integration of the Smarteq business and our existing business;
•	possible impairment of assets related to goodwill resulting from the acquisition of Smarteq, and reductions in our future operating results from amortization of intangible assets.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchase of Equity Securities

The following table provides the activity of the Company’s share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 to April 30, 2021	22,520	$6.49	22,520	$3,015
May 1 to May 31, 2021	6,435	$6.50	6,435	$2,973
June 1 to June 30, 2021	79,296	$6.49	79,296	$2,459
Total	108,251	$6.49	108,251	$2,459

On November 4, 2020 the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $5.0 million of its common stock through the end of 2021. The Company repurchased 108,251 shares at an average price of $6.49 during the three months ended June 30, 2021 under this share repurchase program.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

10.1*	Form of Severance Benefits Letter
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 9, 2021

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2021