Form 10-Q
period 2021-09-30
PC TEL INC
filed 2021-11-09
CIK 1057083

‘s offio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had 18,239,387 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$9,772	$5,761
Short-term investment securities	22,680	30,582
Accounts receivable, net of allowances of $62 and $113 at September 30, 2021 and
December 31, 2020, respectively	15,846	16,601
Inventories, net	12,983	9,984
Prepaid expenses and other assets	1,282	1,685
Total current assets	62,563	64,613

Property and equipment, net	12,369	12,505
Long-term investment securities	0	4,640
Goodwill	6,429	3,332
Intangible assets, net	1,727	0
Other noncurrent assets	2,479	2,441
TOTAL ASSETS	$85,567	$87,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,615	$4,430
Accrued liabilities	10,269	7,316
Total current liabilities	14,884	11,746
Long-term liabilities	4,238	4,387
Total liabilities	19,122	16,133
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
September 30, 2021 and December 31, 2020, respectively, and 18,159,628 and 18,429,350
shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	123,702	128,250
Accumulated deficit	(57,055)	(56,888)
Accumulated other comprehensive (loss) income	(220)	18
Total stockholders’ equity	66,445	71,398
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,567	$87,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES	$22,411	$18,923	$61,799	$56,271
COST OF REVENUES	12,157	9,348	33,266	28,960
GROSS PROFIT	10,254	9,575	28,533	27,311
OPERATING EXPENSES:
Research and development	3,338	3,216	9,754	9,315
Sales and marketing	3,347	2,640	9,497	8,179
General and administrative	2,817	2,559	9,228	8,306
Amortization of intangible assets	80	0	135	32
Restructuring expenses	(1)	25	59	124
Total operating expenses	9,581	8,440	28,673	25,956
OPERATING INCOME (LOSS)	673	1,135	(140)	1,355
Other (expense) income, net	(4)	(84)	(10)	216
INCOME (LOSS) BEFORE INCOME TAXES	669	1,051	(150)	1,571
Expense for income taxes	5	9	17	25
NET INCOME (LOSS)	$664	$1,042	$(167)	$1,546

Net Income (Loss) per Share:
Basic	$0.04	$0.06	$(0.01)	$0.09
Diluted	$0.04	$0.06	$(0.01)	$0.08

Weighted Average Shares:
Basic	17,945	18,199	18,078	18,184
Diluted	17,962	18,311	18,078	18,382

Cash dividend per share	$0.055	$0.055	$0.165	$0.165

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

NET INCOME (LOSS)	$664	$1,042	$(167)	$1,546

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(152)	206	(238)	132

COMPREHENSIVE INCOME (LOSS)	$512	$1,248	$(405)	$1,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at JUNE 30, 2021	$19	$126,791	$(57,719)	$(68)	$69,023
Stock-based compensation expense	0	372	0	0	372
Repurchase of common stock	(1)	(2,459)	0	0	(2,460)
Dividends paid ($0.055 per share)	0	(1,002)	0	0	(1,002)
Net income	0	0	664	0	664
Change in cumulative translation adjustment, net	0	0	0	(152)	(152)
BALANCE at SEPTEMBER 30, 2021	$18	$123,702	$(57,055)	$(220)	$66,445

BALANCE at JUNE 30, 2020	$19	$130,853	$(59,801)	$(392)	$70,679
Stock-based compensation expense	0	433	0	0	433
Issuance of shares for stock purchase plans and stock options	0	8	0	0	8
Cancellation of shares for payment of withholding tax	0	(2)	0	0	(2)
Dividends paid ($0.055 per share)	0	(1,025)	0	0	(1,025)
Net income	0	0	1,042	0	1,042
Change in cumulative translation adjustment, net	0	0	0	206	206
BALANCE at SEPTEMBER 30, 2020	$19	$130,267	$(58,759)	$(186)	$71,341

BALANCE at DECEMBER 31, 2020	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	2,028	0	0	2,029
Issuance of shares for stock purchase plans and stock options	0	418	0	0	418
Cancellation of shares for payment of withholding tax	0	(782)	0	0	(782)
Repurchase of common stock	(1)	(3,192)	0	0	(3,193)
Dividends paid ($0.165 per share)	0	(3,020)	0	0	(3,020)
Net loss	0	0	(167)	0	(167)
Change in cumulative translation adjustment, net	0	0	0	(238)	(238)
BALANCE at SEPTEMBER 30, 2021	$18	$123,702	$(57,055)	$(220)	$66,445

BALANCE at DECEMBER 31, 2019	$19	$133,954	$(60,305)	$(318)	$73,350
Stock-based compensation expense	1	1,995	0	0	1,996
Issuance of shares for stock purchase plans and stock options	0	504	0	0	504
Cancellation of shares for payment of withholding tax	0	(1,108)	0	0	(1,108)
Repurchase of common stock	(1)	(1,999)	0	0	(2,000)
Dividends paid ($0.165 per share)	0	(3,079)	0	0	(3,079)
Net income	0	0	1,546	0	1,546
Change in cumulative translation adjustment, net	0	0	0	132	132
BALANCE at SEPTEMBER 30, 2020	$19	$130,267	$(58,759)	$(186)	$71,341

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020

Operating Activities:
Net (loss) income	$(167)	$1,546
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,257	2,260
Intangible asset amortization	171	144
Stock-based compensation	2,029	1,996
Loss on disposal of property and equipment	3	7
Restructuring costs	(15)	(40)
Bad debt provision	(39)	(164)
Changes in operating assets and liabilities:
Accounts receivable	2,162	3,599
Inventories	(1,734)	1,691
Prepaid expenses and other assets	932	1,058
Accounts payable	(700)	(1,210)
Income taxes payable	(15)	(12)
Other accrued liabilities	1,405	(269)
Deferred revenue	82	13
Net cash provided by operating activities	6,371	10,619
Investing Activities:
Capital expenditures	(2,006)	(3,373)
Purchase of investments	(21,124)	(40,038)
Redemptions/maturities of short-term investments	33,666	35,756
Cash paid for acquisition, net of cash acquired	(6,277)	0
Net cash provided by (used in) investing activities	4,259	(7,655)
Financing Activities:
Proceeds from issuance of common stock	418	504
Proceeds from Paycheck Protection Program Loan	0	3,500
Repayment of Paycheck Protection Program Loan	0	(3,500)
Payment of withholding tax on stock-based compensation	(782)	(1,108)
Principle payments on finance leases	(54)	(59)
Purchase of common stock from repurchase program	(3,193)	(2,000)
Cash dividends	(3,020)	(3,079)
Net cash used in financing activities	(6,631)	(5,742)

Net increase (decrease) in cash and cash equivalents	3,999	(2,778)
Effect of exchange rate changes on cash	12	113
Cash and cash equivalents, beginning of period	5,761	7,094
Cash and Cash Equivalents, End of Period	$9,772	$4,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal, recurring nature that are considered necessary for a fair presentation have been included.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 by PCTEL, Inc. (the “2020 Form 10-K”).

Throughout this Quarterly Report on Form 10-Q, including under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain measures that the Company has taken in response to the macroeconomic impacts of the ongoing coronavirus (“COVID-19”) and the ensuing supply chain disruption.  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

Nature of Operations

PCTEL, Inc. (PCTEL or the Company) was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial Internet of Things (“IoT”) devices, antenna systems, and test and measurement solutions. The Company has expertise in radio frequency (“RF”), digital and mechanical engineering. This expertise enables the Company to solve complex wireless challenges. The Company has two businesses (antennas & Industrial IoT devices and test & measurement products) that address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT.

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements.  The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited financial statements as of December 31, 2020.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  The significant accounting policies followed by the Company are set forth in the 2020 Form 10-K.  There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2021.  In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2020 Form 10-K.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2020 Form 10-K.  The results of operations for the period ended September 30, 2021 may not be indicative of the results for the period ending December 31, 2021.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk with the Chinese Yuan due to our operations in China, and with other foreign currencies related to the acquisition of Smarteq (see Note 4) and related to suppliers and employees outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.  Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations.  For the nine months ended September 30, 2021, approximately 9% of revenues and 20% of expenses were transacted in foreign currencies as compared to 3% and 19% for the nine months ended September 30, 2020.  Net foreign exchange losses resulting from foreign currency transactions included in other income, net were $(10) and $(158) for the three months ended September 30, 2021 and 2020, respectively.  Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net was $(54) and $(139) for the nine months ended September 30, 2021 and 2020, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying U.S. GAAP to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022.  The Company is currently evaluating the impact of Topic 848 on the consolidated financial statements.

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

3. Income (Loss) per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Income Per Share computation:
Numerator:
Net income (loss)	$664	$1,042	$(167)	$1,546
Denominator:
Weighted shares outstanding - basic	17,945,053	18,198,567	18,077,506	18,184,441
Net income per common share - basic
Net income (loss)	$0.04	$0.06	$(0.01)	$0.09
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	17,945,053	18,198,567	18,077,506	18,184,441
Restricted shares subject to vesting	16,633	87,006	0	167,296
Performance related awards	0	23,943	0	23,943
Common stock option grants	0	1,256	0	5,976
Weighted shares outstanding - diluted	17,961,686	18,310,772	18,077,506	18,381,656
Net income per common share - diluted
Net income (loss)	$0.04	$0.06	$(0.01)	$0.08

4. Business Combinations

On April 30, 2021, the Company acquired all the outstanding stock of Smarteq Wireless Aktiebolag (“Smarteq”), a Swedish company based in Kista, Sweden, that designs antennas for specialized Industrial IoT and vehicular applications, pursuant to a Share Sale and Purchase Agreement (the “SPA”) between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq. Smarteq owns all the outstanding stock of SAS Smarteq France (“Smarteq France”), which engages in sales of Smarteq products.

Pursuant to the SPA, the Company acquired Smarteq for a cash purchase price consisting of SEK 53.0 million plus working capital adjustments of SEK 1.6 million and an adjustment for the net cash at closing of SEK 2.1 million for total cash consideration of SEK 56.8 million ($6.8 million), all of which was provided from PCTEL’s existing cash. The Company believes the acquisition of Smarteq will provide a strong local presence, expertise, and channel partners to accelerate revenue growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide.  The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line.  The Company applied the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions where applicable to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. The purchase price allocation is preliminary because the evaluations necessary to assess the fair values of the net assets acquired are still in process.  As a result, during the measurement period, which may be up to one year from the acquisition date, the Company will record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the consolidated statements of operations.  The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

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

The following is an allocation of the purchase price as of the April 30, 2021 closing date based upon a preliminary estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition:

Preliminary Purchase Price Allocation:
Cash	$503
Accounts receivable	1,415
Prepaid expenses and other assets	109
Inventories	1,286
Right of use assets	232
Property and equipment	131
Intangible assets	1,983
Accounts payable	(981)
Accrued liabilities	(837)
Lease liabilities - short-term	(102)
Lease liabilities - long-term	(112)
Debt	(91)
Identifiable assets acquired	$3,536
Goodwill	3,244
Total purchase price	$6,780

The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets:

Finite-lived assets:

Customer relationships	$787
Trade names	639
Technology	438
Other intangible assets	119
$1,983

Intangible Assets:	Useful Life
Customer relationships	5 years
Trade names	5 years
Technology	5 years
Other intangible assets	.5 to 5 years

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

Inventory was valued at net realizable value.  Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up to fair value of $0.5 million was included in the purchase price allocation above.  The inventory step-up was calculated based on the net realizable value, on a part-by-part basis, of the inventory on the opening balance sheet.  The amortization expense was recorded based on the consumption of those parts. Approximately $0.1 million of the inventory fair value step-up was recognized during the three months ended September 30, 2021 and $0.4 million was recognized during the nine months ended September 30, 2021.

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

Goodwill recorded in connection with the acquisition was $3.2 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes. The Company recorded $0.3 million of transaction costs for the three months ended June 30, 2021 in general and administrative expenses in the statement of operations.  The transaction costs will not be deductible for income tax purposes.

Supplemental pro forma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the Smarteq acquisition had occurred as of January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenue - pro forma combined	$22,411	$23,503	$64,517	$62,420
Net Income - pro forma combined	797	620	493	314
Weighted Average Shares:
Basic	17,945	18,199	18,078	18,184
Diluted	17,962	18,311	18,078	18,382
Net Income per Share:
Basic	$0.04	$0.03	$0.03	$0.02
Diluted	$0.04	$0.03	$0.03	$0.02

The following adjustments were included in the unaudited pro forma combined net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenue	$22,411	$18,923	$61,799	$56,271
Add: Net Revenue - acquired business	0	4,580	2,718	6,149
Net Revenue - pro forma combined	$22,411	$23,503	$64,517	$62,420

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$664	$1,042	$(167)	$1,546
Add: Results of operations of acquired business	0	$(94)	183	(26)
Less: pro forma adjustments
Amortization of intangibles	3	(99)	(226)	(296)
Inventory fair value adjustments	133	(222)	416	(444)
Acquisition related expenses	0	0	304	(425)
Interest expense	(3)	(7)	(17)	(41)
Net Income - pro forma combined	$797	$620	$493	$314

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of Smarteq are based on its books and records prior to the acquisition and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred as of January 1, 2020. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity. For the three months ended September 30, 2021, $2.3 million of revenue and net income of $0.1 million was included in the Company's condensed consolidated statements of operations related to Smarteq. For the nine months ended September 30, 2021, $3.9 million of revenue and a net loss of $0.1 million was included in the Company's condensed consolidated statements of operations related to Smarteq.

5. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	September 30,	December 31,
	2021	2020
Cash	$8,342	$4,740
Cash equivalents	1,430	1,021
Short-term investments	22,680	30,582
Long-term investments	0	4,640
Total	$32,452	$40,983

Cash and Cash Equivalents

At September 30, 2021 and December 31, 2020, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At September 30, 2021 and December 31, 2020, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940.  Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company had cash in foreign bank accounts of $3.6 million at September 30, 2021 and $2.9 million at December 31, 2020. The Company had $2.6 million and $2.9 million of cash and cash equivalents in bank accounts in China at September 30, 2021 and December 31, 2020, respectively. In addition, the Company had $0.9 million of cash in bank accounts in Sweden and $0.1 million of cash in bank accounts in France at September 30, 2021. The Company’s cash in its foreign bank accounts is not insured. At September 30, 2021, $1.1 million of the cash and cash equivalents in China was invested in a 90-day deposit account classified as cash equivalents and $1.5 million was in cash accounts. As of September 30, 2021, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At September 30, 2021 and December 31, 2020, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at September 30, 2021 and December 31, 2020 were classified as held-to-maturity. The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

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

Cash equivalents and investments were as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Certificates of deposit	$0	$0	$0	$300	$0	$300
Money market funds	1,430	0	1,430	721	0	721
Total Cash Equivalents	$1,430	$0	$1,430	$1,021	$0	$1,021
Short-Term Investments:
Corporate bonds	$0	$21,274	$21,274	$0	$26,318	$26,318
Certificates of deposit	1,406	0	1,406	4,264	0	4,264
Total Short-Term Investments	$1,406	$21,274	$22,680	$4,264	$26,318	$30,582
Long-Term Investments:
Corporate bonds	$0	$0	$0	$0	$4,382	$4,382
Certificates of deposit	0	0	0	258	0	258
Total Long-Term Investments	$0	$0	$0	$258	$4,382	$4,640
Cash equivalents and Investments - book value	$2,836	$21,274	$24,110	$5,543	$30,700	$36,243
Unrealized gains (losses)	$0	$4	$4	$(1)	$(7)	$(8)
Cash equivalents and Investments - fair value	$2,836	$21,278	$24,114	$5,542	$30,693	$36,235

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealizable gains of $4 at September 30, 2021, and net unrealized losses of $8 at December 31, 2020.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2021 is as follows:

Amount
Balance at December 31, 2020	$3,332
Acquisition of Smarteq	3,244
Foreign currency translation	(147)
Balance at September 30, 2021	$6,429

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment.  In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts.  There were no triggering events during the nine months ended September 30, 2021 and September 30, 2020.  The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$21	$0	$36	$111
Operating expenses	80	0	135	33
Total	$101	$0	$171	$144

The summary of other intangible assets, net are as follows:

	September 30, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,632	$16,943	$689	$16,880	$16,880	$0
Patents and technology	10,062	9,678	384	9,644	9,644	0
Trademarks and trade names	1,581	1,023	558	972	972	0
Other intangible assets	114	18	96	0	0	0
Total	$29,389	$27,662	$1,727	$27,496	$27,496	$0

In April 2021, the Company recorded $2.0 million of finite-lived intangible assets for the acquisition of Smarteq, and during the nine months ended September 30, 2021, the Company recorded amortization expense of $0.2 million and foreign currency translation adjustment of $0.1 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other	.5 to 5 years	3.6

Prior to the acquisition of Smarteq, the Company’s intangible assets were fully amortized as of February 2020. The future amortization expenses are as follows:

Fiscal Year	Amount
2021 (remaining three months)	$98
2022	$386
2023	$386
2024	$372
2025	$364
Thereafter	$121
Total	$1,727

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

The allowances for accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020
Credit loss provision	$27	$66
Credit allowances	35	47
Total allowances	$62	$113

Effective January 1, 2020, the Company adopted ASU 2016-13.  This ASU replaces the incurred loss impairment model with an expected loss impairment model for financial instruments, including accounts receivable.  The amendment requires entities to consider forward-looking information to estimate expected credit losses.  The Company did not record an adjustment upon adoption of ASU 2016-13.

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $0.03 million at September 30, 2021 and $0.07 million at December 31, 2020.

The following table summarizes the allowance for credit losses activity during the nine months ended September 30, 2021:

Balance at December 31, 2020	$66
Current period benefit for credit losses	(39)
Balance at September 30, 2021	$27

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of September 30, 2021 and December 31, 2020 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.5 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.  The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $4.0 million at September 30, 2021 and $3.7 million at December 31, 2020.

Inventories, net consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$5,838	$5,315
Work-in-process	852	883
Finished goods	6,293	3,786
Inventories, net	$12,983	$9,984

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

Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Building	$6,892	$6,868
Computers and office equipment	10,598	10,039
Manufacturing and test equipment	16,859	15,394
Furniture and fixtures	1,443	1,437
Leasehold improvements	3,007	2,973
Motor vehicles	20	20
Total property and equipment	38,819	36,731
Less: Accumulated depreciation and amortization	(28,220)	(25,996)
Land	1,770	1,770
Property and equipment, net	$12,369	$12,505

Depreciation and amortization expense were approximately $0.8 million for each of the three months ended September 30, 2021 and 2020. Depreciation and amortization expense were approximately $ 2.3 million for each of the nine months ended September 30, 2021 and 2020, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 11 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Inventory receipts	$4,292	$3,049
Paid time off	1,393	1,028
Payroll and other employee benefits	1,799	1,083
Professional fees and contractors	295	316
Employee stock purchase plan	446	224
Operating leases	456	269
Warranties	272	285
Deferred revenues	324	242
Real estate taxes	117	155
Income and sales taxes	276	185
Customer refunds for estimated returns	218	146
Finance leases	68	68
Restructuring	0	15
Other	313	251
Total	$10,269	$7,316

Long-term liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Operating leases	$3,691	$3,949
Deferred payroll taxes	243	243
Finance leases	104	96
Deferred revenue	86	76
Other	114	23
Total	$4,238	$4,387

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.4 million of stock compensation expense for the three months ended September 30, 2021 and 2020, respectively.  The condensed consolidated statements of operations include $2.0 million  of stock compensation expense for the nine months ended September 30, 2021 and 2020, respectively. The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service-based awards	$341	$462	$1,435	$1,749
Performance-based awards (short-term incentive plan)	(196)	0	0	0
Performance-based awards (long-term incentive plan)	160	(88)	394	67
Employee stock purchase plan	67	59	200	180
Total	$372	$433	$2,029	$1,996

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$51	$61	$185	$207
Research and development	102	121	384	403
Sales and marketing	73	115	458	429
General and administrative	146	136	1,002	957
Total	$372	$433	$2,029	$1,996

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of September 30, 2021:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,816	1.4
Performance-based awards	$2,096	2.2

Service-Based Awards

Restricted Stock

The Company grants service-based stock awards to employees under its long-term incentive plan (“LTIP”).  All stock awards to employees are issued under the PCTEL, Inc. 2019 Stock Incentive Plan.  For the annual awards granted to executives and key managers in the nine months ended September 30, 2021 and 2020, respectively, the awards were comprised one-third of service-based restricted awards and two-thirds of performance-based awards. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted.  The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares.

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2020	432,422	$6.90
Shares awarded	170,158	8.04
Shares vested	(270,607)	6.60
Shares cancelled	(3,102)	7.76
Unvested Restricted Stock Awards - September 30, 2021	328,871	$7.75

In March 2021, the Company issued to employees 170,158 service-based restricted stock awards that vest in three substantially equal annual increments commencing in 2022. In February 2020, the Company issued to employees 153,694 service-based restricted stock awards under the LTIP that vest in three substantially equal annual increments commencing in 2021.  In April 2020, the Company reduced the salary of each executive and key manager by 10% and in connection therewith issued shares of restricted stock with one-year vesting period to such employee equal to 5% of his/her salary totaling 47,539 in the aggregate.

The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2021 and 2020 was $2.2 million and $1.9 million, respectively.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2021:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2020	9,083	$7.02
Units awarded	17,800	7.11
Units vested/Shares awarded	(5,446)	6.47
Unvested Restricted Stock Units - September 30, 2021	21,437	$7.23

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2021 and 2020 was $42 and $44, respectively. In March 2021, the Company issues 2,800 service-based restricted stock units to foreign employees. In June 2021, the Company issued 15,000 service-based restricted stock units to employees of the Swedish subsidiary, Smarteq, with a four-year vesting period commencing in 2022.

Stock Options

The Company may grant employees options to purchase the Company’s common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting typically over a period of not less than three years.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at September 30, 2021 have a seven-year life.

The following tables summarizes the stock option activity for the nine months ended September 30, 2021:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,250	$6.54
Options exercised	(6,000)	5.48
Options cancelled/expired	(6,250)	7.89
Outstanding at September 30, 2021	4,000	$6.02
Exercisable at September 30, 2021	3,790	$5.97

During the nine months ended September 30, 2021, the Company received proceeds of $8 and issued 1,420 shares for the exercise of 6,000 options. The intrinsic value of the options exercised was $53.  During the nine months ended September 30, 2020, the Company received proceeds of $0.1 million from the exercise of options for 9,412 shares and issued 10,194 shares for the exercise of 52,355 options. The intrinsic value of the options exercised was $0.1 million. The Company did not grant stock options during the nine months ended September 30, 2021 or 2020.

The following table summarizes information about stock options outstanding under all stock option plans:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted Average Exercise Price
$ 5.06 - $ 6.98	4,000	2.67	$2	$6.02	3,790	2.63	$2	$5.97

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.67	$2
Options Exercisable	2.63	$2

The intrinsic value is based on the share price of $6.22 at September 30, 2021.

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

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2020	316,726	$6.84
Awards granted	187,864	8.15
Unvested Performance Awards - September 30, 2021	504,590	$7.33

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

The following table summarizes the active performance-based long-term incentive plans at September 30, 2021:

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s common stock that vest upon issuance or, in some cases, one year after issuance. In addition, new directors receive a one-time grant that vests over three years. In May 2021, the Company issued 61,186 shares, in the aggregate, to directors for their annual retainer and committee services, of which 49,652 shares vested immediately upon issuance, with the remainder vesting one year after issuance. The fair value of the service based restricted shares for directors that vested during the nine months ended September 30, 2021 was $0.3 million.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2020	2,416	$6.90
Shares awarded	61,186	6.57
Shares vested	(52,068)	6.65
Outstanding - September 30, 2021	11,534	$6.57

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority.  For withholding taxes related to stock awards, the Company paid $0.8 million and $1.1 million during the nine months ended September 30, 2021 and 2020, respectively.

Stock Repurchases

On November 6, 2019, the Board of Directors approved a share repurchase program (“2019 Repurchase Plan”), which was reauthorized on March 10, 2020. Under the 2019 Repurchase Plan, the Company was authorized to repurchase up to $7.0 million of its common stock through the end of 2020.  The Company spent $2.0 million to repurchase 375,046 shares at an average price of $5.36 during the three months ended March 31, 2020.  Due to uncertainties related to the COVID-19 pandemic and to protect the Company’s cash position, on April 1, 2020, the Board of Directors approved the termination of the 2019 Repurchase Plan.

On November 4, 2020, the Board of Directors approved a $5.0 million share repurchase program (“2020 Repurchase Plan”). The Company spent $1.8 million to repurchase 288,573 shares at an average price of $6.30 during the three months ended December 31, 2020 and the Company spent $3.2 million during the nine months ended September 30, 2021 to repurchase 495,144 shares at an average price of $6.45. The Company retired all repurchased shares. The 2020 Repurchase Plan ended in September 2021 with the completion of $5.0 million of share repurchases.

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

The Company’s contributions to retirement plans during the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PCTEL, Inc. 401(k) profit sharing plan - U.S. employees	$184	$164	$540	$560
Defined contribution plans - foreign employees	115	9	322	41
Total	$299	$173	$862	$601

Contributions for foreign employees was higher for the three and nine months ended September 30, 2021 because of the addition of Smarteq employer required contributions and because employer contributions to Chinese government sponsored retirement programs were not required from February 2020 through December 2020.

10. Commitments and Contingencies

China Restructuring

On August 7, 2019, the Company’s Board of Directors approved a transition plan for the Company’s China manufacturing operations. As part of the plan, the Company is transitioning high-volume manufacturing from its Tianjin, China facility to contract manufacturers in China and elsewhere in order to reduce fixed costs in China, optimize the cost structure of the antenna product line, create flexibility in antenna manufacturing, and address the uncertainty of the lease of the current manufacturing premises, as described below. For the year ended December 31, 2020, the Company incurred restructuring expenses of $0.1 million for employee severance related to the separation of 12 employees and for the year ended December 31, 2019, the Company incurred restructuring expenses of $0.5 million for employee severance and related benefits related to the separation of 84 employees.  Severance costs were paid from the Company’s cash in its China bank accounts.

On October 8, 2020, the lease of the premises on which the Company’s China manufacturing operations are conducted expired and the renewal is pending and uncertain. The Company has been notified that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the Company’s leased premises is located and, accordingly, leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed.  However, rent maybe due for the period of the lease suspension.

As a result of the uncertainty regarding the Tianjin Lease (as defined in Note 11) renewal, the Company refined its transition plan for the manufacturing activities conducted on the leased premises. As part of the refined transition plan, the Company will complete the manufacturing transition by the end of December 2021, reduce headcount, and incur additional restructuring charges.   The Company will retain a small group of employees in Tianjin, China, and move into a new leased facility during the first quarter 2022.

The following table summarizes the restructuring activity during the nine months ended September 30, 2021 and the status of the reserves at September 30, 2021:

		Lease
	Severance	Termination	Total
Balance at December 31, 2020	$0	$15	$15
Restructuring expense	59	0	59
Payments made	(59)	(15)	(74)
Balance at September 30, 2021	$0	$0	$0

The restructuring liability was recorded in accrued liabilities on the condensed consolidated balance sheet at December 31, 2020.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends.  The refund liability related to estimated sales returns was $0.2 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products.  The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at September 30, 2021 and 2020, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$285	$444
Provisions for warranties	64	9
Consumption of reserves	(77)	(203)
Ending balance	$272	$250

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

The Company's lease cost for the three and nine months ended September 30, 2021 and 2020, respectively, included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$121	$128	$333	$538
Short-term lease costs	41	50	123	77
Variable lease costs	5	0	9	2
Amortization of finance lease assets	18	18	53	59
Interest on finance lease liabilities	2	2	6	6
Total lease cost	$187	$198	$524	$682

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of September 30, 2021:

Year	Operating Leases	Finance Leases
2021 (remaining three months)	$124	$21
2022	655	66
2023	610	44
2024	581	33
2025	501	15
Thereafter	2,674	5
Total minimum payments required	5,145	184
Less: amount representing interest	998	12
Present value of net minimum lease payments	4,147	172
Less: current maturities of lease obligations	(456)	(68)
Long-term lease obligations	$3,691	$104

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of September 30, 2021:

September 30, 2021
Weighted-average remaining lease term - finance leases	3.1 years
Weighted-average remaining lease term - operating leases	8.7 years
Weighted-average discount rate - finance leases	3.9%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for (received) amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$160	$33	$413	$262
Operating cash flows from tenant improvement incentives from operating leases	$0	$0	$0	$(1,004)
Operating cash flows for finance leases	$2	$2	$6	$6
Financing cash flows for finance leases	$25	$18	$54	$59

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2021 and December 31, 2020:

Leases	Consolidated Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,307	$2,272
Finance right-of-use assets	Other noncurrent assets	167	157
Total leased assets		$2,474	$2,429
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$456	$269
Finance lease liabilities	Accrued liabilities	68	68
Noncurrent
Operating lease liabilities	Long-term liabilities	3,691	3,949
Finance lease liabilities	Long-term liabilities	104	96
Total lease liabilities		$4,319	$4,382

 On March 5, 2020, PCTEL (Tianjin) Wireless Telecommunications Products, Co. Ltd., a wholly owned subsidiary of the Company (“PCTEL Tianjin”), entered into a letter agreement with Wang Zhuang Village Committee of Tianjin, China (the “Letter Agreement”), specifying the terms for extension of the lease of the premises on which PCTEL Tianjin currently conducts its manufacturing activities in Tianjin, China (the “Tianjin Lease”) to October 2022. The Letter Agreement did not, however, effect the lease extension. The Tianjin Lease expired on October 8, 2020 without extension.  On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council are accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park have been suspended and rent collection has been postponed. The letter indicates that if the Tianjin Lease extension is subsequently approved, the rent for the period from October 9, 2020 to the date of the Tianjin Lease extension (the “Intervening Period”) will then be due and payable.  Based upon past practices and verbal assurances, the Company believes that PCTEL Tianjin will have at least 30 days to vacate the leased premises if required by the Wang Zhuang Village Committee to do so.  Under the Company’s transition plan, it expects to finish manufacturing in Tianjin by the end of December 2021 and will vacate the facility in the first half of 2022.  The Company will retain a small group of employees in Tianjin, China, and move into a new leased facility during the first quarter 2022.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease and an automotive lease. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023.  On the acquisition date, the Company recorded $0.2 million for each of the ROU assets and the lease liabilities.

12. Borrowings

As part of the Smarteq acquisition, the Company assumed a five-year loan of approximately $0.1 million with an interest rate of 0.57%.  The loan was part of a program from the French Ministry of Economy and Finance as financial support for French businesses during the COVID-19 pandemic.  The loan is denominated in Euros. Payment of the principal and interest on the loan is deferred until June 2022 and the loan term ends in May 2026. The amount due within one year is $2, and the remainder is due in equal monthly payments thereafter.

13. Income Taxes

The Company recorded income tax expense of $17 and $25 for the nine months ended September 30, 2021 and 2020, respectively. The expense recorded for the nine months ended September 30, 2021 and 2020 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $15.3 million at September 30, 2021 and $12.9 million at December 31, 2020. The deferred tax assets consisted of domestic deferred tax assets of $12.2 million, China deferred tax assets of $0.8 million, and Swedish deferred tax assets of $2.3 million. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. As part of the acquisition of Smarteq, the Company recorded deferred tax assets of $2.3 million associated with NOLs, inventory reserves and recorded tax liabilities associated with acquired intangible assets.  Because of the objective evidence of cumulative three-year losses and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the deferred tax assets.

The Company’s federal NOLs generated in 2018 and future periods will not expire, and the Company’s NOLs and credits generated as of December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. The Company generated book and tax income during 2020 but generated book losses for the nine months ended September 30, 2021. The Company believes its financial outlook remains positive but due to difficulties with forecasting financial results historically, and due to the uncertainties associated with the ongoing COVID-19 pandemic, the Company maintained a full valuation allowance on its deferred tax assets at September 30, 2021 and December 31, 2020.

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

The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at September 30, 2021 and December 31, 2020.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company is deferring the employer portion of social security taxes and will apply for a refund of its Alternative Minimum Tax credit.  As of September 30, 2021, the Company had deferred $0.5 million of payroll taxes which will be paid in annual installments on December 31, 2021 and December 31, 2022.  The amount to be paid on December 31, 2022 will not be deductible in 2021 for income tax purposes.

14. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$16,686	$5,921	$(196)	$22,411
Gross Profit	$5,655	$4,635	$(36)	$10,254
Gross Profit %	33.9%	78.3%	NA	45.8%

	Nine Months Ended September 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$43,971	$18,540	$(712)	$61,799
Gross Profit	$14,578	$14,057	$(102)	$28,533
Gross Profit %	33.2%	75.8%	NA	46.2%

	Three Months Ended September 30, 2020
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$12,326	$6,810	$(213)	$18,923
Gross Profit	$4,336	$5,203	$36	$9,575
Gross Profit %	35.2%	76.4%	NA	50.6%

	Nine Months Ended September 30, 2020
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$37,696	$19,011	$(436)	$56,271
Gross Profit	$13,228	$14,109	$(26)	$27,311
Gross Profit %	35.1%	74.2%	NA	48.5%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2021	2020	2021	2020
Europe, Middle East & Africa	23%	16%	23%	16%
Asia Pacific	9%	8%	8%	9%
Other Americas	3%	3%	4%	2%
Total Foreign sales	35%	27%	35%	27%

Customer Concentration:

During the three and nine months ended September 30, 2021 and 2020 no customer accounted for 10% or more of revenue.

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	September 30, 2021	December 31, 2020
Customer B	12%	10%
Customer C	3%	31%

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

All of the Company’s revenue relates to contracts with customers.  The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements.  The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time.”  For the sale of antennas and Industrial IoT products and test & measurement products, the Company satisfies its performance obligations generally at the time of shipment or upon delivery based on the contractual terms with its customers.  For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location.  For its test & measurement software tools, the Company has a performance obligation to provide software maintenance and support for one year.  The Company recognizes revenues for the maintenance and support over this period.

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability.  The refund liability was $0.2 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets.  The product return asset was $0.1 million at September 30, 2021 and December 31, 2020.

There were no contract assets at September 30, 2021 or December 31, 2020. The Company records contract liabilities for deferred revenue and customer prepayments.  Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $0.5 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively.  The Company recognized revenue of $0.7 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL,” the “Company,” “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).  Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding our anticipated revenues, profits, costs and expenses, revenue mix and the impact on our business from the COVID-19 pandemic and ensuing supply chain disruptions.  These forward-looking statements include, among others, those statements including the words “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning.  Such statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  No undue reliance should be placed on these forward-looking statements. Our actual results could differ materially from those projected in these forward-looking statements. Specifically, the statements, among others, about our expectations regarding the impact of the COVID-19 pandemic; our future financial performance; growth of our antennas and Industrial IoT (as defined below) device business and our test & measurement business; the impact of the acquisition of Smarteq on the Company’s ability to offer additional products, expand in the European market, and generate revenue; the impact of our transition plan for manufacturing inside and outside China; the impact of the uncertainty regarding the renewal of our lease of our Tianjin, China manufacturing premises; the anticipated demand for certain products including those related to public safety, Industrial IoT, 5G and intelligent transportation; the impact of tariffs on certain imports from China; and the anticipated growth of public and private wireless systems are forward-looking statements. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties, including, without limitation, the disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and impact of the pandemic on our results of operations, financial condition and stock price; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments, including demand from customers in Europe, the Company’s ability to integrate Smarteq, expand its European presence and benefit from additional antenna and Industrial IoT product offerings; the ability to expand into new market segments and to access government and military customers; the impact of the uncertainty regarding renewal of our lease of our Tianjin, China manufacturing premises; the impact of tariffs on certain imports from China; and our ability to grow our business and create, protect and implement new technologies and solutions, as well as the risk factors set forth in Item 1A of our 2020 Form 10-K and in our subsequent reports and filings with the SEC. These forward-looking statements are made only as of the date hereof. Except as may be required by law, we do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise.

COVID-19 Update

The ongoing COVID-19 pandemic and increased business uncertainty had an adverse impact on our financial results during 2020 through global shutdowns and supply chain and operational disruptions and many of these challenges have persisted. We took a variety of actions during 2020 to help mitigate the financial impact, including executing temporary cost savings measures, reducing our capital spending, and proactively managing our working capital.  In 2021, we have proactively managed our supply chain to minimize the impact of global shortages of key components for our products, including resins, adhesives, plastics and electronics, redesigned certain products to alleviate the need for end-of-life components, and maintained higher inventories to address long-lead times due to freight congestion and delays. Based on improved revenues in the third quarter 2021 for antennas and Industrial IoT, demand for our products is recovering. However, the global recovery in demand has had impacts on our business, including increased material cost inflation, logistics costs increases and component part shortages. Currently, our expectation is that the impacts of material cost inflation and logistics constraints will continue through the balance of 2021, but we are mitigating the impact of the cost increases through price increases on certain products.

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

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial Internet of Things (“Industrial IoT”) devices, antenna systems, and test & measurement solutions. We solve complex wireless challenges to help organizations stay connected, transform, and grow. We have a strong brand presence and expertise in radio frequency (“RF”), digital and mechanical engineering. We have two businesses (antennas/Industrial IoT devices and test & measurement products) that address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT. Our antennas and Industrial IoT devices include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for Industrial IoT. Our test & measurement products improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly innovating and improving our IoT, antenna and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

Antennas and Industrial IoT devices

PCTEL designs and manufactures precision antennas and Industrial IoT devices, and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities.  Revenue growth in these markets is driven by the increased use and complexity of wireless communications. Our antenna portfolio includes Wi-Fi, Bluetooth, Land Mobile Radio (“LMR”), Tetra, Global Navigation Satellite System (“GNSS”), Cellular, Industrial, Scientific, Medical (“ISM”), Long Range (“LoRa”), and combination antenna solutions.  Our Industrial IoT device portfolio includes access points, radio modules, and wireless communication sensors.  Consistent with our mission to solve complex network engineering problems and to compete effectively in the antenna and Industrial IoT device market, PCTEL maintains expertise in the following areas: radio frequency engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing.

Test & Measurement Products

PCTEL provides RF test & measurement products that improve the performance of wireless networks globally, with a focus on LTE, public safety, and 5G technologies.  Revenue growth in this market is driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G, 4G to 5G) and new market applications for public safety and government. Our portfolio includes scanning receivers, scanning receiver software, public safety solutions, interference location systems, and mmwave transmitters.  Our scanning receivers are software defined radios used to 1) confirm adequate RF coverage during deployment, 2) identify interfering signals which decrease capacity, 3) troubleshoot system performance issues as networks expand, and 4) benchmark competing networks because our scanning receivers can scan all technologies across all frequencies during one test.  Scanning receivers are necessary for initial network deployment and throughout the entire life cycle of the mobile network.  Most of our 4G scanners can be upgraded to 5G via firmware.  During the third quarter 2021, we introduced the Gflex 5G scanning receiver which opens new opportunities in the government signal intelligent market.  Consistent with our mission to solve complex network engineering problems and to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal processing (“DSP”) engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing.

Third Quarter Overview

Revenues for the three months ended September 30, 2021 were $22.4 million, an increase of 18.4% compared to $18.9 million for the same period in 2020.  By product line, revenues decreased by $0.9 million (13.1%) to $5.9 million for test & measurement products and increased by $4.4 million (35.4%) to $16.7 million for antennas and Industrial IoT devices during the three months ended September 30, 2021. The increase in revenues for antennas and Industrial IoT devices was due to both the acquisition of Smarteq and higher organic revenues.  Gross profits of $10.3 million for the quarter increased by $0.7 million compared to the same period in 2020, primarily due to the revenue increases for antennas and Industrial IoT devices.  Operating expense of $9.6 million was $1.1 million higher than in the third quarter 2020. The increase results from inclusion of Smarteq’s operating expenses and employee-related costs, including salaries and incentive compensation expenses. Operating expenses for the third quarter 2020 were lower due, in part, to measures the Company took at the beginning of the COVID-19 pandemic to control costs, including temporary reductions in salaries, travel, and other discretionary spending.  The net impact of these changes resulted in income before tax of $0.7 million in the third quarter 2021 compared to income before tax of $1.1 million for the third quarter of 2020.

Revenues for the nine months ended September 30, 2021 were $61.8 million, an increase of 9.8%, compared to $56.3 million for the same period in 2020. By product line, revenues decreased by $0.5 million (2.5%) to $18.5 million for test & measurement products and increased by $6.3 million (16.6%) to $44.0 million for antennas and Industrial IoT devices. The decrease in revenues for test & measurement products was due to lower revenues for products with 5G technologies offset by revenue growth in products for public safety applications.  The increase in revenues for antennas and Industrial IoT devices was due to both the acquisition of Smarteq and organic growth. Gross profits of $28.5 million increased by $1.2 million compared to the same period in the prior year due to the higher revenues in antennas and Industrial IoT devices product line. Operating expenses of $28.7 million were $2.7 million higher than the same period in the prior year. The increase resulted from inclusion of Smarteq’s operating expenses, intangible amortization expenses related to the Smarteq acquisition, and employee-related costs, including salaries and incentive compensation expenses. Operating expenses for the third quarter 2020 were lower due, in part, to measures the Company took at the beginning of the COVID-

19 pandemic to control costs, including temporary reductions in salaries, travel, and other discretionary spending. The net impact of these changes resulted in a decrease in income before tax of $1.7 million for the nine months ended September 30, 2021 compared to the same period in 2020. Net loss before tax was $0.2 million for the nine months ended September 30, 2021 and net income was $1.6 million for the nine months ended September 30, 2020.

Our cash and investments decreased by $1.0 million during the third quarter of 2021 because we used $2.5 million to repurchase shares.  As of September 30, 2021, we had cash and investments of $32.5 million and debt of $0.1 million.

Smarteq Acquisition

On April 30, 2021, we acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden, that designs antennas for specialized Industrial IoT and vehicular applications (“Smarteq”), pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). Smarteq owns all the outstanding stock of SAS Smarteq France, which engages in sales of Smarteq products. PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash.  We believe the acquisition of Smarteq will provide a strong European presence, expertise, and channel partners to accelerate our growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide. The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line.

Revenues by Product Line

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

Antennas & Industrial IoT Devices	$16,686	$12,326	$4,360	35.4%
Test & Measurement Products	5,921	$6,810	(889)	-13.1%
Corporate	(196)	$(213)	17	not meaningful
Total	$22,411	$18,923	$3,488	18.4%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

Antennas & Industrial IoT Devices	$43,971	$37,696	$6,275	16.6%
Test & Measurement Products	18,540	19,011	(471)	-2.5%
Corporate	(712)	(436)	(276)	not meaningful
Total	$61,799	$56,271	$5,528	9.8%

Revenues increased 18.4% for the three months ended September 30, 2021 compared to the same period in 2020 due to higher revenues for antennas and Industrial IoT devices. Revenues for the test & measurement product line decreased by 13.1% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to lower revenues for products with technologies other than 5G technologies. For the three months ended September 30, 2021, revenues for the antennas and Industrial IoT devices product line increased by 35.4% compared to the same period in 2020 as a result of revenues from the contribution of Smarteq and from higher organic revenues generated by antennas for public safety, enterprise wireless, and GPS applications.

Revenues increased 9.8% for the nine months ended September 30, 2021 compared to the same period in 2020 due to higher revenues for antennas and Industrial IoT devices.  For the nine months ended September 30, 2021, revenues increased for antennas and Industrial IoT devices by 16.6% compared to the same period in 2020 as a result of revenues from the contribution of Smarteq and from higher organic revenues generated by antennas for public safety, fleet applications, and GPS applications. Revenues for the test & measurement product line decreased 2.5% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to lower revenues for test & measurement products with technologies other than 5G technologies.

Gross Profit by Product Line

	Three Months Ended September 30,
	2021	% of Revenues	2020	% of Revenues

Antennas & Industrial IoT Devices	$5,655	33.9%	$4,336	35.2%
Test & Measurement Products	4,635	78.3%	$5,203	76.4%
Corporate	(36)	not meaningful	36	not meaningful
Total	$10,254	45.8%	$9,575	50.6%

	Nine Months Ended September 30,
	2021	% of Revenues	2020	% of Revenues

Antennas & Industrial IoT Devices	$14,578	33.2%	$13,228	35.1%
Test & Measurement Products	$14,057	75.8%	$14,109	74.2%
Corporate	$(102)	not meaningful	$(26)	not meaningful
Total	$28,533	46.2%	$27,311	48.5%

The gross profit percentage decreased by 4.8% for the three months ended September 30, 2021 compared to the same period in 2020 due to a higher mix of antennas and Industrial IoT devices and a lower gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for the antennas and Industrial IoT devices decreased by 1.3% for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher freight costs and expense recognized related to the fair value step up of the inventory acquired from the Smarteq acquisition. The gross profit percentage for test & measurement products increased by 1.9% for the three months ended September 30, 2021 compared to the same period in 2020.

The gross profit percentage decreased by 2.3% for the nine months ended September 30, 2021 compared to the same period in 2020 due to a higher mix of antennas and Industrial IoT devices and due a lower gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for antennas and Industrial IoT devices decreased by 1.9% for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to higher freight costs and the expense recognized related to the fair value step of the inventory for Smarteq. The gross profit percentage for test & measurement products increased by 1.6% for the nine months ended September 30, 2021 compared to the same period in 2020 due to lower production costs and because there was no intangible amortization expense in cost of sales for test & measurement products in the nine months ended September 30, 2021 compared to $0.1 million in the comparable period in 2020.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2021	Change	2020	2021	2020
Research and development	$3,338	$122	$3,216	14.9%	17.0%
Sales and marketing	3,347	707	2,640	14.9%	14.0%
General and administrative	2,817	258	2,559	12.6%	13.5%
Amortization of intangible assets	80	80	0	0.4%	0.0%
Restructuring benefits (expenses)	(1)	(26)	25	0.0%	0.1%
Total	$9,581	$1,141	$8,440	42.8%	44.6%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2021	Change	2020	2021	2020
Research and development	$9,754	$439	$9,315	15.8%	16.6%
Sales and marketing	9,497	1,318	8,179	15.4%	14.5%
General and administrative	9,228	922	8,306	14.9%	14.8%
Amortization of intangible assets	135	103	32	0.2%	0.1%
Restructuring expenses	59	(65)	124	0.1%	0.2%
Total	$28,673	$2,717	$25,956	46.4%	46.2%

Research and development expenses were higher by $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020 primarily due to inclusion of research and development expenses related to Smarteq.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses increased $0.7 million for the three months ended September 30, 2021 compared to the same period in 2020 due to inclusion of sales and marketing expenses for Smarteq of $0.3 million, higher incentive compensation of $0.3 million, and marketing expenses of $0.1 million.

Sales and marketing expenses increased $1.3 million for the nine months ended September 30, 2021 compared to the same period in 2020 as expenses associated with the acquisition of Smarteq were $0.4 million in addition to higher incentive compensation expense of $0.5 million, employee related costs of $0.3 million, and marketing expenses of $0.1 million.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020 primarily due to inclusion of general and administrative expenses for Smarteq and non-recurring professional fees associated with the business acquisitions.

Amortization of intangible assets within operating expenses was $80 for the three months ended September 30, 2021 and $135 for the nine months ended September 30, 2021.  This relates to amortization for the intangible assets for the Smarteq acquisition.  The amortization of intangible assets of $32 that was recorded during the nine months ended September 30, 2020 related to intangible assets that became fully amortized during the first quarter 2020.

Restructuring expenses relate to the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers.  Restructuring expenses of $59 for the nine months ended September 30, 2021 consisted of employee severance and payroll related costs associated with the termination of five employees in Tianjin.  We will reduce additional headcount in Tianjin and incur additional restructuring charges for severance and non-cash costs during the fourth quarter 2021 primarily for employee terminations but also for other non-cash related expenses.   We expect the transition to be substantially completed by the end of December 2021.

Restructuring income of $0.1 million for the nine months ended September 30, 2020 consisted of employee severance and payroll related costs associated with the termination of ten employees in Tianjin.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$6	$76	$37	$353
Foreign exchange losses	(10)	(158)	(54)	(139)
Other, net	0	(2)	7	2
Total	$(4)	$(84)	$(10)	$216
Percentage of revenues	(0.0)%	(0.4)%	(0.0)%	0.4%

Other income, net consists of interest income, foreign exchange losses, and interest expense.  Interest income from investment securities decreased by $70 and $316 during the three and nine months ended September 30, 2021, respectively, compared to the prior year, primarily due to lower average interest rates. Foreign exchange losses during the three and nine months ended September 30, 2021 and 2020 were primarily related to changes in the exchange rate between the Chinese Yuan and Swedish Krona relative to the U.S. dollar.

Expense for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expense for income taxes	$5	$9	$17	$25
Effective tax rate	0.7%	0.9%	(11.3)%	1.6%

We recorded income tax expense of $17 and $25 for the nine months ended September 30, 2021 and 2020, respectively. The expense recorded for the nine months ended September 30, 2021 and 2020 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $15.3 million at September 30, 2021 and $12.9 million at December 31, 2020. The deferred tax assets consist of domestic deferred tax assets of $12.2 million and foreign deferred tax assets of $3.1 million. As part of the Smarteq acquisition, we recorded $2.3 million of net deferred tax assets. While the Company expects book and tax profits in 2021 and future periods, Smarteq has recorded a three-year cumulative tax loss as of December 31, 2020.  Based on this objective evidence and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the opening balance sheet for Smarteq.

We recorded pretax book income during 2020 and believe our financial outlook remains positive.  However, the COVID-19 pandemic has created a high level of uncertainty. Due to this uncertainty, as well as difficulties with forecasting financial results historically, we maintained a full valuation allowance on our deferred tax assets at September 30, 2021.  The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 13 to the condensed consolidated financial statements for more information related to income taxes.

Net Income (Loss)

We recorded net income of $0.7 million for the three months ended September 30, 2021 compared to net income of $1.0 million for the same period in 2020, as higher operating expenses offset higher gross profits.  Operating expenses were higher by $1.1 million as we spent more in all functional areas and intangible amortization expense for the intangible assets acquired from Smarteq.

We recorded a net loss of $0.2 million for the nine months ended September 30, 2021 compared to net income of $1.5 million for the same period in 2020, as the impact of higher operating expenses and lower other income and expense offset the higher gross profits from higher revenues. The increase in gross profit was a result of an increase in gross profit for both test & measurement products and antennas and Industrial IoT devices.  Operating expenses were higher by $2.7 million as we spent more in all functional areas, and we recorded intangible amortization expense for the intangible assets acquired from Smarteq and we higher restructuring expenses.  Other income and expense was lower by $0.2 million because primarily because of lower interest income due to lower interest rates.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020
Net cash flow provided by (used in):
Operating activities	$6,371	$10,619
Investing activities	$4,259	$(7,655)
Financing activities	$(6,631)	$(5,742)
Net increase (decrease) in cash and cash equivalents	$3,999	$(2,778)

	September 30,	December 31,
	2021	2020
Cash and cash equivalents at the end of period	$9,772	$5,761
Short-term investments at the end of period	$22,680	$30,582
Long-term investments at the end of period	$0	$4,640
Working capital at the end of period	$47,679	$52,867

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments.  The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends, and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities.  During the nine months ended September 30, 2021, our balance sheet provided operating funds.  In periods of expansion, we expect to use cash from our balance sheet.

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

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”). We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.  We used $3.8 million for the repurchase of shares during the full year 2020 and $3.2 million for the repurchase of shares during the nine months ended September 30, 2021. Share repurchases were funded with cash on hand. The 2020 Repurchase Plan ended in September 2021 with the completion of $5.0 million of share repurchases.

At September 30, 2021, our cash, cash equivalents, and investments were approximately $32.5 million, and we had working capital of $47.7 million.  As the COVID-19 pandemic continues to evolve, we are proactively managing our costs and our working capital in order to protect our financial position and maintain our workforce. Management believes our cash and investments provide adequate liquidity and working capital to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our low level of debt for the next twelve months from the date of this Quarterly Report on Form 10-Q.

Operating Activities:

Operating activities generated $6.4 million of cash during the nine months ended September 30, 2021.  We generated $4.3 million of cash from our statement of operations and $2.1 million from the balance sheet. The balance sheet was a net source of cash as accounts receivable collections offset the impact of higher inventories. Accounts receivable decreased by $2.2 million primarily due to lower days sales outstanding on outstanding invoices. Inventories increased by approximately $1.7 million in order to maintain customer service levels while the Company manages supply chain delays and component shortages for both product lines.

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

Investing Activities:

Our investing activities provided $4.3 million of cash during the nine months ended September 30, 2021.  In April 2021, the Company used $6.3 million for the purchase of Smarteq, net of cash acquired.  During the nine months ended September 30, 2021, redemptions and maturities of our investments provided $33.7 million in funds and we rotated $21.1 million of cash into new investments.  We used $2.0 million for capital expenditures during the nine months ended September 30, 2021.

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

Financing Activities:

We used $6.6 million in cash for financing activities during the nine months ended September 30, 2021.  We used $3.0 million for quarterly cash dividends, $3.2 million for share repurchases, and $0.8 million for payroll taxes related to stock-based compensation in this period.  The tax payments related to restricted stock awards.  Proceeds from the issuance of common stock for our ESPP provided $0.4 million for the nine months ended September 30, 2021.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

We had purchase obligations of $19.6 million and $10.9 million at September 30, 2021 and December 31, 2020, respectively, for the purchase of inventory as well as for other goods and services in the ordinary course of business.  Balances for purchases currently recognized as liabilities on the balance sheet are excluded.

We had a liability of $0.9 million and $0.8 million related to income tax uncertainties at September 30, 2021 and December 31, 2020, respectively.  We do not know the timing of the settlement of this liability.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2020 Form 10-K (Item 7A).  As of September 30, 2021, there have been no material changes in this information.

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the rules and forms of the SEC.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of September 30, 2021, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See Item 1A of our 2020 Form 10-K.  As of September 30, 2021, there have been no material changes in this information other than the risk factors below.

We face risks as a result of the acquisition of Smarteq Wireless Aktiebolag.

On April 30, 2021, we completed our acquisition of Smarteq Wireless Aktiebolag (“Smarteq”). As a result of the acquisition, we may face various risks, including, among others, the following:

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

We are dependent on the accuracy and completeness of statements and disclosures made by Smarteq and its representatives. We did not control and may be unaware of activities of Smarteq before the acquisition relating to, among other things, intellectual property; litigation or disputes including commercial and employment disputes; information security vulnerabilities; violations of laws, policies, rules and regulations; tax liabilities; and other liabilities.

The ongoing COVID-19 pandemic and related disruptions in our manufacturing and supply chains could have a continuing impact on the operations of our supply chain, which could adversely impact our sales and reputation.

We assemble our antennas in our facilities located in Bloomingdale, Illinois, and Tianjin, China, and test & measurement products at our facility in Clarksburg, Maryland. We may experience delays, disruptions, or capacity constraints (whether due to the non-renewal of our Tianjin, China facility lease, the COVID-19 pandemic or otherwise) or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. In addition, we have limited in-house manufacturing capability. For some product lines, we outsource the manufacturing, assembly, and testing of printed circuit board subsystems. For other product lines, we purchase completed hardware platforms and add our proprietary software. While our suppliers have no unique capability, any failure by these suppliers to meet delivery commitments could cause delayed product delivery and potentially disrupt our supply chain and ability to accept new orders for products. For example, a significant number of our antennas are currently manufactured in China by contract manufacturers, and we are transitioning additional products currently manufactured in our Tianjin facility to contract manufacturers in China and elsewhere. Any disruption of our own or contract manufacturers' operations could cause delayed product delivery, which could negatively impact our sales, competitive reputation, and position. Moreover, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could materially affect our operating results and may lead to obsolete inventory.

The spread of COVID-19 has impacted supply chains worldwide and may impact our ability to produce and sell products. During 2021, our operations have been impacted by global shortages of key components for our products, including resins, adhesives, plastics and electronics, and we have experienced long-lead times due to freight congestion and delays. Our business has been impacted by increased costs in materials and logistics, as well as component part shortages. We currently anticipate that these cost increases and logistics constraints will continue through the balance of 2021.

Additionally, given the dynamic and prolonged nature of the COVID-19 pandemic, our operations, including our manufacturing facilities and those of our contract manufacturers, may slow again depending on whether there are future resurgences in infection rates and the imposition of additional containment measures. For example, early in the first quarter 2020, our Tianjin, China facility ceased production for approximately one month and our Chinese contract manufacturers ceased production for several weeks due to the COVID-19 outbreak in China, and our U.S. manufacturing facilities shut down for two weeks in April 2020 and operated at less than full capacity in May 2020.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides the activity of the Company’s share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Program
July 1 to July 31, 2021	223,022	$6.47	223,022	$1,022
August 1 to August 31, 2021	94,429	$6.45	94,429	$414
September 1 to September 30, 2021	64,742	$6.40	64,742	$0
Total	382,193	$6.45	382,193	$0

On November 4, 2020 the Company’s Board of Directors approved a share repurchase program pursuant to which the Company could repurchase up to $5.0 million of its common stock through the end of 2021. The Company repurchased 382,193 shares at an average price of $6.45 during the three months ended September 30, 2021 completing the share repurchases available under this program. The 2020 Repurchase Plan ended in September 2021 with the completion of $5.0 million of share repurchases.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

10.1*	First Amendment to Sales Compensation Plan dated September 1, 2021 between PCTEL, Inc. and Arnt Arvik
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 9, 2021

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2021