Form 10-Q
period 2022-03-31
PC TEL INC
filed 2022-05-10
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 18,557,006 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$5,107	$8,192
Short-term investment securities	22,569	22,562
Accounts receivable, net of allowances of $49 and $64 at March 31, 2022 and
December 31, 2021, respectively	17,329	18,905
Inventories, net	12,852	13,691
Prepaid expenses and other assets	1,956	1,747
Total current assets	59,813	65,097

Property and equipment, net	11,490	11,949
Goodwill	6,220	6,334
Intangible assets, net	1,429	1,579
Other noncurrent assets	2,346	2,438
TOTAL ASSETS	$81,298	$87,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,013	$5,360
Accrued liabilities	8,953	11,117
Total current liabilities	12,966	16,477
Long-term liabilities	3,820	3,999
Total liabilities	16,786	20,476
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
March 31, 2022 and December 31, 2021, respectively, and 18,453,698 and 18,238,030
shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	123,379	123,998
Accumulated deficit	(58,299)	(56,735)
Accumulated other comprehensive loss	(586)	(360)
Total stockholders’ equity	64,512	66,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,298	$87,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

REVENUES	$22,542	$17,707
COST OF REVENUES	13,209	9,369
GROSS PROFIT	9,333	8,338
OPERATING EXPENSES:
Research and development	3,250	3,194
Sales and marketing	3,402	2,763
General and administrative	3,242	3,076
Amortization of intangible assets	71	0
Restructuring expenses	935	0
Total operating expenses	10,900	9,033
OPERATING LOSS	(1,567)	(695)
Other income, net	11	39
LOSS BEFORE INCOME TAXES	(1,556)	(656)
Expense for income taxes	8	6
NET LOSS	$(1,564)	$(662)

Net Loss per Share:
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)

Weighted Average Shares:
Basic	17,972	18,070
Diluted	17,972	18,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021

NET LOSS	$(1,564)	$(662)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(226)	(16)

COMPREHENSIVE LOSS	$(1,790)	$(678)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	$66,921
Stock-based compensation expense	0	774	0	0	774
Cancellation of shares for payment of withholding tax	0	(392)	0	0	(392)
Dividends paid ($0.055 per share)	0	(1,001)	0	0	(1,001)
Net loss	0	0	(1,564)	0	(1,564)
Change in cumulative translation adjustment, net	0	0	0	(226)	(226)
BALANCE at MARCH 31, 2022	$18	$123,379	$(58,299)	$(586)	$64,512

BALANCE at DECEMBER 31, 2020	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	617	0	0	618
Issuance of shares for stock purchase plans and stock options	0	8	0	0	8
Cancellation of shares for payment of withholding tax	0	(659)	0	0	(659)
Repurchase of common stock	0	(31)	0	0	(31)
Dividends paid ($0.055 per share)	0	(1,011)	0	0	(1,011)
Net loss	0	0	(662)	0	(662)
Change in cumulative translation adjustment, net	0	0	0	(16)	(16)
BALANCE at MARCH 31, 2021	$19	$127,174	$(57,550)	$2	$69,645

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Operating Activities:
Net loss	$(1,564)	$(662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	781	742
Intangible asset amortization	91	0
Stock-based compensation	774	618
Loss on disposal of property and equipment	0	3
Restructuring costs	(368)	(15)
Bad debt provision	(3)	(11)
Changes in operating assets and liabilities:
Accounts receivable	1,530	1,999
Inventories	772	259
Prepaid expenses and other assets	(145)	215
Accounts payable	(1,299)	(2,061)
Income taxes payable	41	6
Other accrued liabilities	(2,027)	554
Deferred revenue	87	7
Net cash (used in) provided by operating activities	(1,330)	1,654
Investing Activities:
Capital expenditures	(320)	(354)
Purchase of short-term investments	(8,194)	(5,953)
Redemptions/maturities of short-term investments	8,187	13,407
Net cash (used in) provided by investing activities	(327)	7,100
Financing Activities:
Proceeds from issuance of common stock	0	8
Payment of withholding tax on stock-based compensation	(392)	(659)
Principal payments on finance leases	(19)	(16)
Purchase of common stock from repurchase program	0	(31)
Cash dividends	(1,001)	(1,011)
Net cash used in financing activities	(1,412)	(1,709)

Net (decrease) increase in cash and cash equivalents	(3,069)	7,045
Effect of exchange rate changes on cash	(16)	(10)
Cash and cash equivalents, beginning of period	8,192	5,761
Cash and Cash Equivalents, End of Period	$5,107	$12,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal, recurring nature that are considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 by PCTEL, Inc. (the “2021 Form 10-K”).

Throughout this Quarterly Report on Form 10-Q, including under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain macroeconomic impacts of the ongoing coronavirus (“COVID-19”) pandemic and the ensuing supply chain disruption. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

Nature of Operations

PCTEL, Inc. (“PCTEL” or the Company) was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antenna systems, and test and measurement solutions. PCTEL solves complex wireless challenges to help organizations stay connected, transform, and grow and it has expertise in RF, digital and mechanical engineering. The Company has two businesses (antennas & Industrial IoT devices and test & measurement products).

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, and the condensed consolidated statements of cash flows, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, respectively. The interim condensed consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited financial statements as of December 31, 2021.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The significant accounting policies followed by the Company are set forth in the 2021 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2021 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. The results of operations for the period ended March 31, 2022 may not be indicative of the results for the period ending December 31, 2022.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk by having foreign locations by having suppliers and employees outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations. For the three months ended March 31, 2022, approximately 13% of revenues and 18% of expenses were transacted in foreign currencies as compared to 2% and 14% for the three months ended March 31, 2021. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income were $(2) and $8 for the three months ended March 31, 2022 and 2021 respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. The Company does not expect the adoption of this standard to have an impact on the financial statements or the related disclosures.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 831): Disclosures by Business Entities about Government Assistance. This Update, which aims to increase transparency of government assistance, requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. Under this ASU, an entity is required to disclose (1) the types of assistance, (2) an entity’s accounting for assistance, and (3) the effect of the assistance on an entity’s financial statements. This Update is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company evaluated the effect of adoption of the update and concluded it does not  have an impact on the consolidated financial statements or the related disclosures.

2. Fair Value of Financial Instruments

The Company follows accounting guidance for fair value measurements and disclosures, which establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

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

3. Loss per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2022	2021
Basic Income Per Share computation:
Numerator:
Net loss	$(1,564)	$(662)
Denominator:
Weighted shares outstanding - basic	17,971,851	18,069,836

Net loss per common share - basic	$(0.09)	$(0.04)
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	17,971,851	18,069,836
Restricted shares subject to vesting	0	0
Weighted shares outstanding - diluted	17,971,851	18,069,836

Net loss per common share - diluted	$(0.09)	$(0.04)

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

Pursuant to the SPA, the Company acquired Smarteq for a cash purchase price consisting of SEK 53.0 million plus working capital adjustments of SEK 1.6 million and an adjustment for the net cash at closing of SEK 2.1 million for total cash consideration of SEK 56.8 million ($6.8 million), all of which was provided from PCTEL’s existing cash. The Company believes the acquisition of Smarteq will provide a strong local presence, expertise, and channel partners to accelerate revenue growth in Europe, as well as a complementary portfolio of products. The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line. The Company applied the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. The Company used its best estimates and assumptions where applicable to accurately value assets acquired and liabilities assumed at the acquisition date. The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

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

The following is an allocation of the purchase price as of the April 30, 2021 closing date based upon an estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition:

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

Assumptions in the Allocations of Purchase Price

The Company prepared the purchase price allocation for the acquired Smarteq assets and in doing so utilized reports of a third-party valuation expert to calculate the fair value of the identifiable intangible assets. Estimates of fair value required management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the Smarteq operations with the operations of the Company.

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

Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up to fair value of $0.5 million was included in the purchase price allocation above. The inventory step-up was calculated based on the net realizable value, on a part-by-part basis, of the inventory on the opening balance sheet. The amortization of the inventory step-up was recorded based on the consumption of those parts and was fully recognized during the period from the acquisition date through December 31, 2021.

The Company assumed gross accounts receivable of $1.4 million. Based on Smarteq’s bad debt experience and a review of the receivables, the Company did not record material reserves for collection issues.

The Company assumed liabilities in the Smarteq acquisition that primarily consist of accounts payable, accrued employee compensation and certain operating liabilities. The fair value of the liabilities assumed was valued at their cash settlement value.

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

The Company recorded net deferred tax assets of $2.4 million, primarily relating to deferred tax assets for net operating losses. The Company also booked a deferred tax asset for inventory reserves and deferred tax liabilities related to intangible asset amortization that is not deductible for income taxes. While the Company expected book and tax profits in 2021 and future periods, Smarteq had recorded a three-year cumulative tax loss. Based on this objective evidence and based on uncertainty associated with the COVID-19 pandemic the Company recorded a full valuation allowance on the opening balance sheet.

Goodwill recorded in connection with the acquisition was $3.2 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes. The Company recorded $0.3 million of transaction costs during the second quarter of 2021 in general and administrative expenses in the consolidated statements of operations. The transaction costs will not be deductible for income tax purposes.

Supplemental pro forma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the Smarteq acquisition had occurred as of January 1, 2021:

	Three Months Ended March 31,
	2022	2021
Net Revenue - pro forma combined	$22,542	$19,564
Net Loss - pro forma combined	(1,478)	(856)
Weighted Average Shares:
Basic	17,972	18,070
Diluted	17,972	18,070
Net Loss per Share:
Basic	$(0.08)	$(0.05)
Diluted	$(0.08)	$(0.05)

The following adjustments were included in the unaudited pro forma combined net revenues:

Three Months Ended March 31,
2021
Net Revenue	$17,707
Add: Net Revenue - acquired business	1,857
Net Revenue - pro forma combined	$19,564

The following adjustments were included in the unaudited pro forma combined net loss:

	Three Months Ended March 31,
	2022	2021
Net Loss	$(1,564)	$(662)
Add: Results of operations of acquired business	0	$95
Less: pro forma adjustments
Amortization of intangibles	0	(32)
Inventory fair value adjustments	0	(250)
Acquisition related expenses	86	0
Interest income	0	(7)
Net Loss - pro forma combined	$(1,478)	$(856)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of Smarteq are based on its books and records prior to the acquisition and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred as of January 1, 2021. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity.

5. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	March 31,	December 31,
	2022	2021
Cash	$3,905	$6,789
Cash equivalents	1,202	1,403
Short-term investments	22,569	22,562
Total	$27,676	$30,754

Cash and Cash Equivalents

At March 31, 2022 and December 31, 2021, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At March 31, 2022 and December 31, 2021, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The cash in foreign accounts was as follows:

	March 31,	December 31,
	2022	2021
China	$2,282	$2,801
Europe	904	1,108
Total	$3,186	$3,909

As of March 31, 2022, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At March 31, 2022 and December 31, 2021, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at March 31, 2022 and December 31, 2021 were classified as held-to-maturity. The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings. For estimating potential credit losses, the Company considers the historical loss data, the bond ratings, as well as current and future economic conditions.

Cash equivalents and investments were as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,202	$0	$1,202	$1,403	$0	$1,403
Total Cash Equivalents	$1,202	$0	$1,202	$1,403	$0	$1,403
Short-Term Investments:
Corporate bonds	$0	$19,916	$19,916	$0	$19,659	$19,659
Certificates of deposit	2,653	0	2,653	2,903	0	2,903
Total Short-Term Investments	$2,653	$19,916	$22,569	$2,903	$19,659	$22,562
Cash equivalents and Investments - book value	$3,855	$19,916	$23,771	$4,306	$19,659	$23,965
Unrealized gains (losses)	$0	$(1)	$(1)	$1	$(2)	$(1)
Cash equivalents and Investments - fair value	$3,855	$19,915	$23,770	$4,307	$19,657	$23,964

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets. The fair values in the table above reflect net realizable losses of $1 at March 31, 2022 and December 31, 2021.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three months ended March 31, 2022 is as follows:

Amount
Balance at December 31, 2021	$6,334
Foreign currency translation	(114)
Balance at March 31, 2022	$6,220

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the three months ended March 31, 2022 and March 31, 2021. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$20	$0
Operating expenses	71	0
Total	$91	$0

The summary of other intangible assets, net are as follows:

	March 31, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,581	$17,009	$572	$17,609	$16,978	$631
Patents and technology	10,034	9,715	319	10,049	9,698	351
Trademarks and trade names	1,540	1,076	464	1,563	1,051	512
Other intangible assets	106	32	74	110	25	85
Total	$29,261	$27,832	$1,429	$29,331	$27,752	$1,579

In April 2021, the Company recorded $2.0 million of finite-lived intangible assets for the acquisition of Smarteq, and during the three months ended March 31, 2022, the Company recorded amortization expense of $0.1 million and a foreign currency translation adjustment of $0.1 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other intangible assets	.5 to 5 years	3.6

The future amortization expenses are as follows:

Fiscal Year	Amount
2022 (remaining nine months)	$270
2023	360
2024	346
2025	340
2026	113
Thereafter	0
Total	$1,429

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

The allowances for accounts receivable consisted of the following:

	March 31, 2022	December 31, 2021
Credit loss provision	$16	$26
Credit allowances	33	38
Total allowances	$49	$64

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $16 at March 31, 2022 and $26 at December 31, 2021.

The following table summarizes the allowance for credit losses activity during the three months ended March 31, 2022:

Balance at December 31, 2021	$26
Current period benefit for credit losses	(10)
Balance at March 31, 2022	$16

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing. Inventories as of March 31, 2022 and December 31, 2021 were composed of raw materials, work-in-process and finished goods. The Company had consigned inventory with customers of $0.5 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value. The allowance for inventory losses was $3.4 million at March 31, 2022 and $4.1 million at December 31, 2021.

Inventories, net consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$5,879	$6,171
Work-in-process	808	690
Finished goods	6,165	6,830
Inventories, net	$12,852	$13,691

Prepaid Expenses and Other Assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computer equipment and software licenses over three to five years, office equipment, manufacturing and test equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over 30 years.  Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of revenues and operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consisted of the following:

	March 31, 2022	December 31, 2021
Building	$6,922	$6,892
Computers and office equipment	10,474	10,604
Manufacturing and test equipment	16,536	16,305
Furniture and fixtures	1,460	1,455
Leasehold improvements	3,012	3,021
Motor vehicles	20	20
Total property and equipment	38,424	38,297
Less: Accumulated depreciation and amortization	(28,704)	(28,118)
Land	1,770	1,770
Property and equipment, net	$11,490	$11,949

Depreciation and amortization expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 11 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Inventory receipts	$2,704	$4,302
Paid time off	1,452	1,284
Payroll and other employee benefits	1,284	2,266
Deferred revenues	625	538
Employee stock purchase plan	503	253
Operating leases	495	475
Income and sales taxes	433	415
Professional fees and contractors	360	233
Warranties	253	257
Customer refunds for estimated returns	232	248
Real estate taxes	195	156
Finance leases	53	62
Restructuring	0	368
Other	364	260
Total	$8,953	$11,117

Long-term liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Operating leases	$3,463	$3,600
Finance leases	81	92
Deferred revenue	183	181
Other	93	126
Total	$3,820	$3,999

8. Stock-Based Compensation

The condensed consolidated statements of operations include $0.8 million and $0.6 million of stock compensation expense for the three months ended March 31, 2022 and 2021, respectively.  The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended March 31,
	2022	2021
Service-based awards	$320	$455
Performance-based awards (short-term incentive plan)	81	58
Performance-based awards (long-term incentive plan)	306	39
Employee stock purchase plan	67	66
Total	$774	$618

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$65	$69
Research and development	136	142
Sales and marketing	197	160
General and administrative	376	247
Total	$774	$618

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of March 31, 2022 :

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$2,257	1.6
Performance-based awards	$2,593	2.1

Service-Based Awards

Restricted Stock

The Company grants both service-based and performance-based stock awards to employees pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. During the first quarter of 2022, the Company awarded executives and key-managers long-term incentives comprised one-third of service-based restricted stock and two-thirds of performance-based restricted stock. The Company awarded service-based restricted stock to all other participating employees.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2022:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2021	326,336	$7.76
Shares awarded	230,744	4.73
Shares vested	(163,550)	7.28
Unvested Restricted Stock Awards - March 31, 2022	393,530	$6.18

The intrinsic value of service-based restricted shares that vested during the three months ended March 31, 2022 and 2021 was $0.8 million and $1.9 million, respectively.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2022:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2021	21,437	$7.23
Units awarded	24,667	4.52
Units vested/Shares awarded	(3,201)	7.47
Unvested Restricted Stock Units - March 31, 2022	42,903	$5.59

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2022 and 2021 was $16 and $25, respectively.

Stock Options

The Company may grant employees options to purchase the Company’s common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options are subject to installment vesting typically over a period of not less than three years. Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at March 31, 2022 have a seven-year life. There was no activity related to stock options during the first quarter 2022.

The following table summarizes information about stock options outstanding under all stock option plans at March 31, 2022:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted Average Exercise Price
$ 5.06 - $ 6.98	4,000	2.17	$0	$6.02	4,000	2.17	$0	$6.02

	Weighted Average Contractual Life (years)	Intrinsic Value
Options Outstanding	2.67	$2
Options Exercisable	2.63	$2

The intrinsic value is based on the share price of $4.64 at March 31, 2022.

For outstanding stock options, the Company calculated the fair value of each option on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

The Company granted short-term inventive awards to executives, key managers, and non-sales employees under the Company’s 2022 Short-Term Incentive Plan (“STIP”) based on upon achievement of specifically identified corporate annual 2022 adjusted EBITDA and revenue goals. The 2022 STIP awards, like the 2021 STIP awards, will be paid 50% in cash and 50% in the Company’s stock.

In the first quarter 2022 the Board of Directors exercised its discretion to approve awards equal to those payable for achievement of the adjusted EBITDA goal at the threshold level. Individuals received awards in an amount equal to the amount that would have been received had the Company and the threshold Adjusted EBITDA. No awards were received by 2021 STIP participants with respect to the revenue goal. Bonuses were paid during the first quarter 2022 50% in the Company’s common stock for a total of $0.3 million and 50% in cash for executives and key managers and 100% in cash for all other participants.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention. Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2021	333,153	$8.39
Awards granted	269,618	4.84
Awards cancelled	(3,600)	8.30
Unvested Performance Awards - March 31, 2022	599,171	$6.82

The Company granted performance awards under its long-term incentive plan to executives and key managers in February 2022 (“2022 LTIP”). The performance period for the 2022 LTIP is from January 1, 2022 through December 31, 2024. At target, the total fair market value of the award was $1.3 million based on the average share price of $4.84 on the grant date. On the award date, the aggregate number of shares that could be earned at target was 269,618 and the maximum number of aggregate shares that could be earned was 471,832.

Under the 2022 LTIP and similar plans from 2021 and 2020, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained. If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis. Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned will be fully vested shares. The Company records stock compensation expense over the performance period based on the Company’s estimate of the aggregate number of shares that will be earned under the incentive plan.

The following table summarizes the active performance-based long-term incentive plans at March 31, 2022:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2020 LTIP	$8.70	143,289	250,756	January 1, 2020 through December 31, 2022
2021 LTIP	$8.25	186,264	325,962	January 1, 2021 through December 31, 2023
2022 LTIP	$4.84	269,618	471,832	January 1, 2022 through December 31, 2024
		599,171	1,048,550

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2022	2021
Dividend yield	4.7%	3.1%
Risk-free interest rate	1.7%	0.1%
Expected volatility	48%	48%
Expected life (in years)	0.5	0.5

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

Board of Director Equity Awards

In May, the Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s common stock that vest one year after issuance. In addition, new directors receive a one-time grant that vests over three years. There was no activity related to director awards during the first quarter 2022.

The number of unvested director awards was as follows at March 31, 2022:

	Shares	Weighted Average Fair Value
Outstanding - March 31, 2022	11,534	$6.57

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes. For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.4 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively.

Stock Repurchases

 On November 4, 2020, the Board of Directors approved a $5.0 million share repurchase program. The Company spent $3.2 million during 2021 to repurchase 495,144 shares at an average price of $6.45 under this plan. The Company retired all repurchased shares. This repurchase plan ended in September 2021 with the completion of $5.0 million of share repurchases.

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

The Company’s contributions to retirement plans during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended March 31,
	2022	2021
PCTEL, Inc. 401(k) profit sharing plan - US employees	$219	$172
Defined contribution plans - Foreign employees	73	87
Total	$292	$259

10. Commitments and Contingencies

Tianjin Manufacturing Restructuring

Due to uncertainties with its Tianjin facility lease and also to optimize the cost structure of the antenna product line and create flexibility in antenna manufacturing, the Company initiated a restructuring plan in 2019 to transition manufacturing from its Tianjin, China facility primarily to contract manufacturers in China. The Company completed the transition in the first quarter 2022. For the quarter ended March 31, 2022, the Company incurred restructuring expenses of $0.9 million, including $0.8 million for employee severance and benefits related to the separation of 69 employees and $0.1 million related to fixed assets and facilities. Severance costs were paid from the Company’s cash in its China bank accounts. With the transition complete, the Company vacated the Tianjin manufacturing facility in April 2022 and relocated a small team of employees associated with sourcing, quality, and local customer support at a new leased facility in Tianjin, China. See Note 11 for additional information on the Tianjin lease.

Beijing Restructuring

As a cost saving initiative, the Company separated 14 employees from its Beijing office in November 2021. The terminated positions were primarily related to antenna engineering in addition to sales support. The Company incurred restructuring expenses of $0.8 million consisting of employee severance and related employee benefits and for professional fees associated with employee separations. The Company engaged four former Beijing employees through a third-party employment agency to provide sales and engineering support. During the first quarter of 2022, the Company paid $0.4 million related to severance benefits accrued at December 31, 2021.

The following table summarizes the restructuring activity during the three months ended March 31, 2022 and the status of the reserves at March 31, 2022:

	Tianjin
	Manufacturing	Beijing	Total
Balance at December 31, 2021	$0	$368	$368
Restructuring expense	935	0	935
Payments made	(935)	(368)	(1,303)
Balance at March 31, 2022	$0	$0	$0

The restructuring liability was recorded in accrued liabilities on the condensed consolidated balance sheet at December 31, 2021.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends. The refund liability related to estimated sales returns was $0.2 million at March 31, 2022 and December 31, 2021, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2022 and 2021, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
Beginning balance	$257	$285
Provisions for warranties	16	15
Consumption of reserves	(20)	(5)
Ending balance	$253	$295

11. Leases

The Company has operating leases for facilities and finance leases for office equipment. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company determines if an arrangement is a lease at inception of a contract.

Right of Use (“ROU”) assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term is deemed to include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets also include any advance lease payments made and exclude lease incentives. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on a collateralized basis. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

The Company's lease cost for the three months ended March 31, 2022 and 2021, respectively, included the following components:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$128	$97
Short-term lease costs	27	41
Variable lease costs	4	2
Amortization of finance lease assets	19	14
Interest on finance lease liabilities	2	2
Total lease cost	$180	$156

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of  March 31, 2022:

Year	Operating Leases	Finance Leases
2022 (remaining nine months)	$463	$45
2023	636	44
2024	581	33
2025	501	15
2026	494	5
Thereafter	2,180	0
Total minimum payments required	4,855	142
Less: amount representing interest	897	8
Present value of net minimum lease payments	3,958	134
Less: current maturities of lease obligations	(495)	(53)
Long-term lease obligations	$3,463	$81

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of March 31, 2022:

March 31, 2022
Weighted-average remaining lease term - finance leases	2.9 years
Weighted-average remaining lease term - operating leases	8.2 years
Weighted-average discount rate - finance leases	3.9%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$200	$100
Operating cash flows for finance leases	$2	$2
Financing cash flows for finance leases	$19	$16

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2022 and December 31, 2021:

Leases	Consolidated Balance Sheet Classification	March 31, 2022	December 31, 2021
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,206	$2,289
Finance right-of-use assets	Other noncurrent assets	128	148
Total leased assets		$2,334	$2,437
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$495	$475
Finance lease liabilities	Accrued liabilities	53	62
Noncurrent
Operating lease liabilities	Long-term liabilities	3,463	3,600
Finance lease liabilities	Long-term liabilities	81	92
Total lease liabilities		$4,092	$4,229

The Company completed the transition of antenna manufacturing from its Tianjin, China facility to contract manufacturers during the first quarter of 2022. In April 2022, the Company vacated the manufacturing facility and moved a small team of employees associated with sourcing, quality, and local customer support to a new leased facility in Tianjin, China. For the new office, the Company entered into a two-year lease ending December 31, 2023 for 1,694 square feet of office space in Tianjin, China. The Company recognized a present value of the right of use asset of $0.1 million for this new office lease.

As a cost saving initiative, the Company separated all 14 employees from its Beijing office in November 2021 and the Company closed this office in the first quarter of 2022. In April 2022, the Company entered into a two-year office lease ending April 30, 2024 for 350 square feet of office space. Four former employees in Beijing were engaged through a third-party employment agency and will provide sales and engineering support from the new smaller office.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease and two automotive leases. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023. On the acquisition date, the Company recorded $0.2 million for each of the ROU assets and the lease liabilities.

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

13. Income Taxes

The Company recorded income tax expense of $8 and $6 for the three months ended March 31, 2022 and 2021, respectively. The expense recorded for the three months ended March 31, 2022 and 2021 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $15.2 million and $15.3 million at March 31, 2022 and December 31, 2021, respectively. By jurisdiction, $11.9 million was associated with the U.S., $1.2 million was associated with China, and $2.1 million was associated with Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. As part of the acquisition of Smarteq, the Company recorded deferred tax assets of $2.3 million associated with NOLs, inventory reserves and recorded tax liabilities associated with acquired intangible assets. Because of the objective evidence of cumulative three-year losses and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the deferred tax assets.

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

The Company had a full valuation allowance on its net deferred tax assets in each of its jurisdictions at March 31, 2022 and December 31, 2021. For U.S. tax purposes, the Company recorded a book loss during the first quarter 2022. Further, the Company recorded book income during 2021 but generated a tax loss and its earnings were below its projections. While the Company has recorded pretax book income for the prior three years and believes its financial outlook remains positive, it did not meet expectations in 2021 for revenues or earnings. The Company’s performance versus its projections in both of the prior two years are considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth. The Company maintained a full valuation allowance on its deferred tax assets because of difficulties with forecasting financial results historically, and due to the uncertainties associated with the COVID-19 pandemic.

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its net deferred tax assets. Any U.S. or foreign tax benefits or tax expense recorded on its consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at March 31, 2022 and December 31, 2021.

The Company had a liability of $0.8 million related to income tax uncertainties at March 31, 2022 and December 31, 2021. We do not know the timing of the settlement of this liability.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, the Company deferred the employer portion of social security taxes and applied for a refund of its Alternative Minimum Tax credit. As of March 31, 2022, the Company had deferred $0.2 million of payroll taxes which will be paid on December 31, 2022. The amount to be paid on December 31, 2022 is not deductible for 2021 income tax purposes.

14. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$17,102	$5,583	$(143)	$22,542
Gross Profit	$5,247	$4,162	$(76)	$9,333
Gross Profit %	30.7%	74.5%	NA	41.4%

	Three Months Ended March 31, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$11,723	$6,205	$(221)	$17,707
Gross Profit	$3,747	$4,588	$3	$8,338
Gross Profit %	32.0%	73.9%	NA	47.1%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
Region	2022	2021
Europe, Middle East & Africa	27%	23%
Asia Pacific	6%	8%
Other Americas	2%	4%
Total Foreign sales	35%	35%

Customer Concentration:

During the three months ended March 31, 2022 and 2021, the customer concentration related to revenues was as follows:

	Three Months Ended March 31,
Revenues	2022	2021
Customer B	12%	6%
Customer C	10%	10%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	March 31, 2022	December 31, 2021
Customer B	14%	4%
Customer C	10%	9%

15. Revenue from Contracts with Customers

Under Topic 606, a contract with a customer is an agreement that both parties have approved, that creates enforceable rights and obligations, has commercial substance, and specified payment terms, and for which collectability is probable. Once the Company has entered into a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as returns and volume rebates. A majority of the Company’s revenue is short cycle in nature with shipments within one year from order. The Company's payment terms generally range between 30 to 90 days.

All of the Company’s revenue relates to contracts with customers. The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements. The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time.”  For the sale of antennas and Industrial IoT devices and test & measurement products, the Company satisfies its performance obligations generally at the time of shipment or upon delivery based on the contractual terms with its customers. For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location. For its test & measurement software tools, the Company has a performance obligation to provide software maintenance and support for one year. The Company recognizes revenues for the maintenance and support over this period.

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.2 million at March 31, 2022 and December 31, 2021, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets. The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets. The product return asset was $0.1 million at March 31, 2022 and December 31, 2021.

There were no contract assets at March 31, 2022 or December 31, 2021. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The contract liability was $0.8 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively. The Company recognized revenue of $0.4 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL,” the “Company,” “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements  include, but are not limited to, statements concerning our future financial performance; growth of our antenna solutions and Industrial IoT business and our test and measurement business; the impact of the acquisition of Smarteq on the Company’s ability to offer additional products and, expand in the European market, and generate revenue; the impact of the war in Ukraine, disruption in petroleum and other markets, and cost inflation; the impact of our transition plan for manufacturing inside and outside China; the impact of the ongoing COVID-19 pandemic and the ensuing supply chain disruptions; the impact of geopolitical conditions, including the ongoing conflict in Ukraine and related sanctions; and the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver) and intelligent transportation. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to  competition within the wireless product industry; volatility and delays in customer demand caused by the COVID-19 pandemic and/or the war in Ukraine, the impact of uncertainty in our supply chain, as well as labor shortages and shipping delays and disruptions, our ability to accurately forecast demand for our products; our ability to successfully integrate Smarteq and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of adverse and uncertain economic and political conditions in the U.S. and international market, the impact of tariffs on certain imports from China; and delays in our sales cycles resulting in the cancellation of purchases of our products; macroeconomic conditions, including inflation and increases in product and material costs; and our ability to grow our business and create, protect and implement new technologies and solutions. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

COVID-19 Update

The COVID-19 pandemic and associated counter-acting measures implemented by governments and businesses around the world, as well as subsequent recoveries in global business activity,  continue to contribute uncertainty in the global business environment and has led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, and as well as increased inflationary pressures. Currently our expectation is that the impact of material cost inflation, labor constraints and logistics challenges and supplier component shortages will continue in 2022.

Our foremost focus as we respond to the pandemic has been on the health and safety of our employees. We continue to maintain our enhanced health and safety protocols at our facilities and are encouraging our employees to obtain vaccinations. We also continue to closely monitor the risks posed by COVID-19 and the guidance from relevant authorities. We will adjust our practices accordingly, as we have throughout the pandemic.

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

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antenna systems, and test & measurement solutions. We solve complex wireless challenges to help organizations stay connected, transform, and grow. We have a strong brand presence and expertise in RF, digital and mechanical engineering. We have two product lines (antennas/Industrial IoT devices and test & measurement). Our antenna products include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management, IoT applications, and transit systems. Our industrial IoT devices include ruggedized access points, IoT interface cards and IoT sensor platforms for applications such as logistics, remote monitoring and control. Our test & measurement products are designed to improve the performance of wireless networks globally. Mobile operators, private enterprises, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly seeking to innovate and improve antenna and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

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

Consistent with our mission to solve complex network engineering problems and to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: RF engineering, digital signal processing (“DSP”) engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Competitors for PCTEL’s test & measurement products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, Rohde and Schwarz, and Viavi.

First Quarter Overview

Revenues for the three months ended March 31, 2022 were $22.5 million, an increase of 27.3% compared to $17.7 million for the same period in 2021. By product line, revenues decreased by $0.6 million (10.0%) to $5.6 million for test & measurement products and increased by $5.4 million (45.9%) to $17.1 million for antennas and Industrial IoT devices during the three months ended March 31, 2022. The increase in revenues for antennas and Industrial IoT devices was due to both the acquisition of Smarteq and higher organic revenues. Gross profits of $9.3 million for the quarter increased by $1.0 million compared to the same period in 2021 due to the revenue increases for antennas and Industrial IoT devices. Operating expense of $10.9 million was $1.9 million higher than in the first quarter of 2021. The increase primarily resulted from the inclusion of Smarteq’s operating expenses and higher expenses for sales and marketing related to travel and trade shows. The net impact of these changes resulted in a loss before tax of $1.6 million in the first quarter of 2022 compared to a loss before tax of $0.7 million for the first quarter 2021.

Our cash and investments decreased by $3.1 million during the first quarter of 2022 primarily because we used $1.3 million for operating activities and $1.4 million for financing activities. As of March 31, 2022, we had cash and investments of $27.7 million and debt of $0.1 million.

Smarteq Acquisition

On April 30, 2021, we acquired all the outstanding stock of Smarteq, a Swedish company based in Kista, Sweden, that designs antennas for specialized Industrial IoT and vehicular applications (“Smarteq”), pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). Smarteq owns all the outstanding stock of SAS Smarteq France, which engages in sales of Smarteq products. PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash. The acquisition of Smarteq provides us with a strong European presence, technical and engineering expertise, and channel partners in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide. The revenues and gross margins for Smarteq are combined with the Company’s antenna and Industrial IoT device product line.

Revenues by Product Line

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

Antennas & Industrial IoT Devices	$17,102	$11,723	$5,379	45.9%
Test & Measurement Products	5,583	$6,205	(622)	-10.0%
Corporate	(143)	$(221)	78	not meaningful
Total	$22,542	$17,707	$4,835	27.3%

Revenues increased 27.3% for the three months ended March 31, 2022 compared to the same period in 2021 due to higher revenues for antennas and Industrial IoT devices. Revenues for the test & measurement product line decreased by 10.0% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to lower revenues for products with 5G technologies. For the three months ended March 31, 2022, revenues for the antennas and Industrial IoT devices product line increased by 45.9% compared to the same period in 2021 as a result of revenues from the contribution of Smarteq and from higher organic revenues generated by antennas for public safety and fleet applications.

Gross Profit by Product Line

	Three Months Ended March 31,
	2022	% of Revenues	2021	% of Revenues

Antennas & Industrial IoT Devices	$5,247	30.7%	$3,747	32.0%
Test & Measurement Products	4,162	74.5%	$4,588	73.9%
Corporate	(76)	not meaningful	3	not meaningful
Total	$9,333	41.4%	$8,338	47.1%

The gross profit percentage decreased by 5.7% for the three months ended March 31, 2022 compared to the same period in 2021 due to a higher mix of antennas and Industrial IoT devices and a lower gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for the antennas and Industrial IoT devices decreased by 1.3% for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher freight costs and less favorable product mix. The gross profit percentage for test & measurement products increased by 0.6% for the three months ended March 31, 2022 compared to the same period in 2021 due to favorable product and customer mix.

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2022	Change	2021	2022	2021
Research and development	$3,250	$56	$3,194	14.4%	18.0%
Sales and marketing	3,402	639	2,763	15.1%	15.6%
General and administrative	3,242	166	3,076	14.4%	17.4%
Amortization of intangible assets	71	71	0	0.3%	0.0%
Restructuring benefits (expenses)	935	935	0	4.1%	0.0%
Total	$10,900	$1,867	$9,033	48.3%	51.0%

Research and development expenses were higher by $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021 as the inclusion of research and development expenses related to Smarteq offset the reduction in expense resulting from the termination of engineering employees in Beijing, China during the fourth quarter 2021.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses increased $0.6 million for the three months ended March 31, 2022 compared to the same period in 2021 due to inclusion of sales and marketing expenses for Smarteq of $0.2 million, other employee related expenses of $0.2 million, higher travel expenses of $0.1 million, and higher marketing expenses of $0.1 million.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to inclusion of general and administrative expenses for Smarteq and non-recurring professional fees associated with the business acquisitions.

Amortization of intangible assets within operating expenses during the first quarter 2022 relates to amortization for the intangible assets for the Smarteq acquisition.

Restructuring expenses in 2022 relate to expenses for the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers. Restructuring expenses of $0.9 million for the three months ended March 31, 2022 consisted primarily of employee severance and payroll related costs associated with the termination of 69 employees in Tianjin. We completed the manufacturing transition during the first quarter 2022.

Other Income, Net

	Three Months Ended March 31,
	2022	2021
Interest income	$17	$35
Foreign exchange (losses) gains	(2)	8
Other, net	(4)	(4)
Total	$11	$39
Percentage of revenues	0.1%	0.2%

Other income, net consists of interest income, foreign exchange gains and losses, and interest expense. Interest income from investment securities decreased by $18 during the three months ended March 31, 2022 compared to the prior year, due to lower investment balances and lower average interest rates.

Expense for Income Taxes

	Three Months Ended March 31,
	2022	2021
Expense for income taxes	$8	$6
Effective tax rate	(0.5)%	(0.9)%

We recorded income tax expense of $8 and $6 for the three months ended March 31, 2022 and 2021, respectively. The expense recorded for the three months ended March 31, 2022 and 2021 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $15.2 million at March 31, 2022 and at December 31, 2021. The deferred tax assets consist of domestic deferred tax assets of $11.9 million and foreign deferred tax assets of $3.2 million.

We recorded pretax book income during 2021 and believe our financial outlook remains positive. However, the COVID-19 pandemic and recent macroeconomic trends, including the current environment of inflationary pressures have created a high level of uncertainty. Due to this uncertainty, as well as difficulties with forecasting financial results historically, we maintained a full valuation allowance on our deferred tax assets at March 31, 2022. The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 13 to the condensed consolidated financial statements for more information related to income taxes.

Net Loss

We recorded a net loss of $1.6 million for the three months ended March 31, 2022 compared to a net loss of $0.7 million for the same period in 2021, as higher operating expenses offset higher gross profits. Operating expenses were higher by $1.9 million due to restructuring expenses and higher expenses for sales and marketing related to travel and trade shows.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$(1,330)	$1,654
Investing activities	$(327)	$7,100
Financing activities	$(1,412)	$(1,709)
Net increase (decrease) in cash and cash equivalents	$(3,069)	$7,045

	March 31,	December 31,
	2022	2021
Cash and cash equivalents at the end of period	$5,107	$8,192
Short-term investments at the end of period	$22,569	$22,562
Working capital at the end of period	$46,847	$48,620

Overview

Our primary source of liquidity is cash provided by operations, with short-term swings in liquidity supported by a significant balance of cash and short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends, and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities and during periods of expansion, we expect to use cash from our balance sheet.

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

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”). We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs. We used $3.2 million for the repurchase of shares during 2021. Share repurchases were funded with cash on hand.

At March 31, 2022, our cash, cash equivalents, and investments were approximately $27.7 million, and we had working capital of $46.8 million. Throughout the COVID-19 pandemic, we have proactively managed our costs and our working capital in order to protect our financial position and maintain our workforce. Management believes our cash and investments provide adequate liquidity and working capital for the next twelve months from the date of this Quarterly Report on Form 10-Q to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our low level of debt.

Operating Activities:

Operating activities used $1.3 million of cash during the three months ended March 31, 2022. We used $0.3 million of cash from our statement of operations and $1.0 million from the balance sheet. The balance sheet was a net use of cash as payments of accrued liabilities and accounts payable offset the positive impact of net reductions in accounts receivable and inventories. Accounts receivable decreased by $1.5 million during the first quarter of 2022 due to lower sequential revenues, and inventories were lower in the first quarter of 2022 due to the completion of our transition from Tianjin manufacturing to contract manufacturers.

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

Investing Activities:

Our investing activities used $0.3 million of cash during the three months ended March 31, 2022. During the three months ended March 31, 2022, redemptions and maturities of our investments provided $8.2 million in funds and we rotated $8.2 million of cash into new investments. We used $0.3 million for capital expenditures during the three months ended March 31, 2022.

Our investing activities provided $7.1 million of cash during the three months ended March 31, 2021. During the three months ended March 31, 2021, redemptions and maturities of our investments provided $13.4 million in funds and we rotated $6.0 million of cash into new investments. We used $0.4 million for capital expenditures during the three months ended March 31, 2021.

Financing Activities:

We used $1.4 million in cash for financing activities during the three months ended March 31, 2022. We used $1.0 million for quarterly cash dividends and $0.4 million for payroll taxes related to stock-based compensation in this period. The tax payments related to restricted stock awards.

We used $1.7 million in cash for financing activities during the three months ended March 31, 2021. We used $1.0 million for quarterly cash dividends. We used $0.7 million for payroll taxes related to restricted stock awards and shares issued under the short-term incentive plan.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancelable purchase obligations.

Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$22,254	$22,157	$97	$0	$0

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2021 Form 10-K. There have been no material changes in any of our critical accounting policies since December 31, 2021. See Note 1 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2021 Form 10-K (Item 7A). As of March 31, 2022, there have been no material changes in this information.

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

In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting during the COVID-19 pandemic, despite previously having a remote working environment for all non-production related employees and now having a hybrid work environment. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of March 31, 2022, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See Item 1A of our 2021 Form 10-K. As of March 31, 2022, there have been no material changes in this information.

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
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 10, 2022

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2022