Form 10-Q
period 2022-06-30
PC TEL INC
filed 2022-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 18,677,851 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$5,797	$8,192
Short-term investment securities	22,276	22,562
Accounts receivable, net of allowances of $79 and $64 at June 30, 2022 and
December 31, 2021, respectively	19,311	18,905
Inventories, net	14,189	13,691
Prepaid expenses and other assets	1,774	1,747
Total current assets	63,347	65,097

Property and equipment, net	10,784	11,949
Long-term investment securities	250	0
Goodwill	5,986	6,334
Intangible assets, net	1,231	1,579
Other noncurrent assets	2,314	2,438
TOTAL ASSETS	$83,912	$87,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,630	$5,360
Accrued liabilities	9,867	11,117
Total current liabilities	15,497	16,477
Long-term liabilities	3,732	3,999
Total liabilities	19,229	20,476
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
June 30, 2022 and December 31, 2021, respectively, and 18,677,851 and 18,238,030
shares issued and outstanding at June 30, 2022 and December 31, 2021	19	18
Additional paid-in capital	123,844	123,998
Accumulated deficit	(57,888)	(56,735)
Accumulated other comprehensive loss	(1,292)	(360)
Total stockholders’ equity	64,683	66,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,912	$87,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES	$24,976	$21,681	$47,518	$39,388
COST OF REVENUES	13,549	11,739	26,758	21,108
GROSS PROFIT	11,427	9,942	20,760	18,280
OPERATING EXPENSES:
Research and development	3,356	3,221	6,605	6,416
Sales and marketing	3,908	3,388	7,310	6,151
General and administrative	3,451	3,335	6,694	6,411
Amortization of intangible assets	67	55	138	55
Restructuring expenses	317	60	1,252	60
Total operating expenses	11,099	10,059	21,999	19,093
OPERATING INCOME (LOSS)	328	(117)	(1,239)	(813)
Other income (expense), net	114	(45)	125	(6)
INCOME (LOSS) BEFORE INCOME TAXES	442	(162)	(1,114)	(819)
Expense for income taxes	31	7	39	12
NET INCOME (LOSS)	$411	$(169)	$(1,153)	$(831)

Net Income (Loss) per Share:
Basic	$0.02	$(0.01)	$(0.06)	$(0.05)
Diluted	$0.02	$(0.01)	$(0.06)	$(0.05)

Weighted Average Shares:
Basic	18,157	18,241	18,065	18,158
Diluted	18,157	18,241	18,065	18,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

NET INCOME (LOSS)	$411	$(169)	$(1,153)	$(831)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(706)	(70)	(932)	(86)

COMPREHENSIVE LOSS	$(295)	$(239)	$(2,085)	$(917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Income (Loss)	PCTEL, Inc.

BALANCE at MARCH 31, 2022	$18	$123,379	$(58,299)	$(586)	$64,512
Stock-based compensation expense	1	1,085	0	0	1,086
Issuance of shares for stock purchase plans and stock options	0	404	0	0	404
Cancellation of shares for payment of withholding tax	0	(4)	0	0	(4)
Dividends paid ($0.055 per share)	0	(1,020)	0	0	(1,020)
Net income	0	0	411	0	411
Change in cumulative translation adjustment, net	0	0	0	(706)	(706)
BALANCE at JUNE 30, 2022	$19	$123,844	$(57,888)	$(1,292)	$64,683

BALANCE at MARCH 31, 2021	$19	$127,174	$(57,550)	$2	69,645
Stock-based compensation expense	0	1,039	0	0	1,039
Issuance of shares for stock purchase plans and stock options	0	410	0	0	410
Cancellation of shares for payment of withholding tax	0	(123)	0	0	(123)
Repurchase of common stock	0	(702)	0	0	(702)
Dividends paid ($0.055 per share)	0	(1,007)	0	0	(1,007)
Net income	0	0	(169)	0	(169)
Change in cumulative translation adjustment, net	0	0	0	(70)	(70)
BALANCE at JUNE 30, 2021	$19	$126,791	$(57,719)	$(68)	$69,023

BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	$66,921
Stock-based compensation expense	1	1,859	0	0	1,860
Issuance of shares for stock purchase plans and stock options	0	404	0	0	404
Cancellation of shares for payment of withholding tax	0	(396)	0	0	(396)
Dividends paid ($0.11 per share)	0	(2,021)	0	0	(2,021)
Net loss	0	0	(1,153)	0	(1,153)
Change in cumulative translation adjustment, net	0	0	0	(932)	(932)
BALANCE at JUNE 30, 2022	$19	$123,844	$(57,888)	$(1,292)	$64,683

BALANCE at DECEMBER 31, 2020	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	1,656	0	0	1,657
Issuance of shares for stock purchase plans and stock options	0	418	0	0	418
Cancellation of shares for payment of withholding tax	0	(782)	0	0	(782)
Repurchase of common stock	0	(733)	0	0	(733)
Dividends paid ($0.11 per share)	0	(2,018)	0	0	(2,018)
Net loss	0	0	(831)	0	(831)
Change in cumulative translation adjustment, net	0	0	0	(86)	(86)
BALANCE at JUNE 30, 2021	$19	$126,791	$(57,719)	$(68)	$69,023

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021

Operating Activities:
Net loss	$(1,153)	$(831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,562	1,493
Intangible asset amortization	177	70
Stock-based compensation	1,860	1,657
Loss on disposal of property and equipment	7	3
Restructuring costs	(328)	45
Bad debt provision	17	(34)
Changes in operating assets and liabilities:
Accounts receivable	(614)	1,260
Inventories	(715)	(1,121)
Prepaid expenses and other assets	100	532
Accounts payable	435	(630)
Income taxes payable	(1)	(18)
Other accrued liabilities	(900)	624
Deferred revenue	(126)	63
Net cash provided by operating activities	321	3,113
Investing Activities:
Capital expenditures	(420)	(1,266)
Purchases of investments	(15,587)	(16,058)
Redemptions/maturities of short-term investments	15,623	26,278
Cash paid for acquisition, net of cash acquired	0	(6,277)
Net cash (used in) provided by investing activities	(384)	2,677
Financing Activities:
Proceeds from issuance of common stock	404	418
Payment of withholding tax on stock-based compensation	(396)	(782)
Principal payments on finance leases	(37)	(35)
Purchase of common stock from repurchase program	0	(733)
Cash dividends	(2,021)	(2,018)
Net cash used in financing activities	(2,050)	(3,150)

Net (decrease) increase in cash and cash equivalents	(2,113)	2,640
Effect of exchange rate changes on cash	(282)	24
Cash and cash equivalents, beginning of period	8,192	5,761
Cash and Cash Equivalents, End of Period	$5,797	$8,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal, recurring nature that are considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Throughout this Quarterly Report on Form 10-Q, including under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain macroeconomic impacts of the novel coronavirus (“COVID-19”) pandemic and the ensuing supply chain disruption. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

Nature of Operations

PCTEL, Inc. (“PCTEL” or “the Company”) was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antenna systems, and test and measurement solutions. PCTEL solves complex wireless challenges to help organizations stay connected, transform, and grow. and it has expertise in RF, digital and mechanical engineering. The Company has two businesses (antennas & Industrial IoT devices and test & measurement products). These businesses are supported by the Company’s talent and expertise in RF, digital, and mechanical engineering.

The Company’s principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. The telephone number at that address is (630) 372-6800 and the website is www.pctel.com. Additional information about the Company can be obtained on the Company’s website; however, the information within, or that can be accessed through, the Company’s website is not part of this Quarterly Report on Form 10-Q.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets for the period ended June 30, 2022 and December 31, 2021, the condensed consolidated statement of cash flows for the six months ended June 30, 2022 and 2021, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited financial statements as of December 31, 2021.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The significant accounting policies followed by the Company are set forth in the 2021 Form 10-K.  There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2021 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. The results of operations for the period ended June 30, 2022 may not be indicative of the results for the period ending December 31, 2022.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk by having foreign locations with suppliers and employees located outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations. For the six months ended June 30, 2022, approximately 11% of revenues and 14% of expenses were transacted in foreign currencies as compared to 6% and 18% for the six months ended June 30, 2021. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $75 and $(53) for the three months ended June 30, 2022 and 2021, respectively. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net was $73 and $(45) for the six months ended June 30, 2022 and 2021, respectively.

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

In June 2022, the FASB issues ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security. This update also requires specific disclosures related to such an equity security including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. This ASU is effective for all public business entities in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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

3. Income (Loss) per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Income Per Share computation:
Numerator:
Net Income (loss)	$411	$(169)	$(1,153)	$(831)
Denominator:
Weighted shares outstanding - basic	18,156,561	18,240,811	18,064,616	18,157,941

Net Income (loss) per common share - basic	$0.02	$(0.01)	$(0.06)	$(0.05)
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,156,561	18,240,811	18,064,616	18,157,941
Weighted shares outstanding - diluted	18,156,561	18,240,811	18,064,616	18,157,941

Net Income (loss) per common share - diluted	$0.02	$(0.01)	$(0.06)	$(0.05)

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

Pursuant to the SPA, the Company acquired Smarteq for a cash purchase price consisting of SEK 53.0 million plus working capital adjustments of SEK 1.6 million and an adjustment for the net cash at closing of SEK 2.1 million for total cash consideration of SEK 56.8 million ($6.8 million), all of which was provided from PCTEL’s existing cash. The Company believes the acquisition of Smarteq provides a strong local presence, expertise, and channel partners to accelerate revenue growth in Europe, as well as a complementary portfolio of products. The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line. The Company applied the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. The Company used its best estimates and assumptions where applicable to accurately value assets acquired and liabilities assumed at the acquisition date. The operating results of the acquired business are included in the Company’s Consolidated Financial Statements from the date of the acquisition.

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

The following is an allocation of the purchase price as of the April 30, 2021 closing date based upon the fair value of the assets acquired and liabilities assumed by the Company in the acquisition:

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

Assumptions in the Allocations of Purchase Price

The Company prepared the purchase price allocation for the acquired Smarteq assets and in doing so utilized reports of a third-party valuation expert to calculate the fair value of the identifiable intangible assets. Estimates of fair value required management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the Smarteq operations with the operations of the Company.  The Company completed the final purchase price allocation.

The fair value of the customer relationships was determined using the multi-period excess earnings method (“MPEEM”). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the future customer cash flows and discounting those cash flows to the present value. Future cash flows for customers were estimated based on forecasted revenue and costs, taking into account the growth rates, customer attrition, and contributory charges. The fair value of the customer backlog was calculated using the present value of the cash flows associated with the acquired backlog.

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

The Company assumed Smarteq France’s five-year loan of approximately $0.1 million with an interest rate of 0.57%. The loan was part of a program from the French Ministry of Economy and Finance to support French businesses during the COVID-19 pandemic. The loan is denominated in Euros. Payment of the interest and principal on the loan is due in monthly installments from June 2022 until the loan term ends in May 2026. As of June 30, 2022, no payments have been made for this loan; however, the Company expects to repay this loan balance including all principal and interest in 2022.

The Company recorded net deferred tax assets of $2.4 million, primarily relating to deferred tax assets for net operating losses. The Company also booked a deferred tax asset for inventory reserves and deferred tax liabilities related to intangible asset amortization that is not deductible for income taxes. The Company booked a full valuation allowance against the net deferred tax assets. While the Company expects book and tax profits in 2022 and future periods, Smarteq has recorded a three-year cumulative tax loss. Based on this objective evidence and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the opening balance sheet.

Goodwill recorded in connection with the acquisition was $3.2 million. The Company did not deduct any of the acquired goodwill for tax purposes. The Company recorded $0.3 million of transaction costs in general and administrative expenses in the statement of operations. The transaction costs were not deductible for income tax purposes.

Supplemental pro forma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the Smarteq acquisition had occurred as of January 1, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenue - pro forma combined	$24,976	$22,558	$47,518	$42,106
Net Income (Loss) - pro forma combined	411	170	(1,067)	(651)
Weighted Average Shares:
Basic	18,157	18,241	18,065	18,158
Diluted	18,157	18,241	18,065	18,158
Net Income (Loss) per Share:
Basic	$0.02	$0.01	$(0.06)	$(0.04)
Diluted	$0.02	$0.01	$(0.06)	$(0.04)

The following adjustments were included in the unaudited pro forma combined net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenue	$24,976	$21,681	$47,518	$39,388
Add: Net Revenue - acquired business	0	877	0	2,718
Net Revenue - pro forma combined	$24,976	$22,558	$47,518	$42,106

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$411	$(169)	$(1,153)	$(831)
Add: Results of operations of acquired business	0	$88	0	183
Less: pro forma adjustments
Amortization of intangibles	0	(31)	0	(134)
Inventory fair value adjustments	0	168	0	(159)
Acquisition related expenses	0	121	86	304
Interest income	0	(7)	0	(14)
Net Income (Loss) - pro forma combined	$411	$170	$(1,067)	$(651)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of Smarteq are based on its books and records prior to the acquisition and was not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred as of January 1, 2021. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity.

5. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	June 30,	December 31,
	2022	2021
Cash	$4,570	$6,789
Cash equivalents	1,227	1,403
Short-term investments	22,276	22,562
Long-term investments	250	0
Total	$28,323	$30,754

Cash and Cash Equivalents

At June 30, 2022 and December 31, 2021, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At June 30, 2022 and December 31, 2021, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The cash in foreign accounts was as follows:

	June 30,	December 31,
	2022	2021
China	$2,431	$2,801
Europe	1,171	1,108
Total	$3,602	$3,909

As of June 30, 2022, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At June 30, 2022 and December 31, 2021, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher, mutual funds and certificates of deposit. The investments at June 30, 2022 and December 31, 2021 were classified as held-to-maturity. The bonds, mutual funds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year. The bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings. For estimating potential credit losses, the Company considers historical loss data and bond rating, as well as current and future economic conditions.

Cash equivalents and investments were as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,227	$0	$1,227	$1,403	$0	$1,403
Total cash equivalents	$1,227	$0	$1,227	$1,403	$0	$1,403
Short-term investments:
Corporate bonds	$0	$19,776	$19,776	$0	$19,659	$19,659
Mutual funds	750	0	750	0	0	0
Certificates of deposit	1,750	0	1,750	2,903	0	2,903
Total short-term investments	$2,500	$19,776	$22,276	$2,903	$19,659	$22,562
Long-term investments:
Corporate bonds	$0	$250	$250	$0	$0	$0
Total long-term investments	$0	$250	$250	$0	$0	$0
Cash equivalents and investments - book value	$3,727	$20,026	$23,753	$4,306	$19,659	$23,965
Unrealized gains (losses)	$0	$(4)	$(4)	$1	$(2)	$(1)
Cash equivalents and investments - fair value	$3,727	$20,022	$23,749	$4,307	$19,657	$23,964

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value.  The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2.  For the Level 1 investments, the Company uses fair value estimates based on quoted prices in active markets for identical assets or liabilities. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets.  The fair values in the table above reflect net unrealizable losses of $4 at June 30, 2022, and net unrealized losses of $1 at December 31, 2021.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the six months ended June 30, 2022 is as follows:

Amount
Balance at December 31, 2021	$6,334
Foreign currency translation	(348)
Balance at June 30, 2022	$5,986

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the six months ended June 30, 2022 or June 30, 2021. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$19	$15	$39	$15
Operating expenses	67	55	138	55
Total	$86	$70	$177	$70

The summary of other intangible assets, net is as follows:

	June 30, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,525	$17,031	$494	$17,609	$16,978	$631
Patents and technology	10,002	9,727	275	10,049	9,698	351
Trademarks and trade names	1,494	1,094	400	1,563	1,051	512
Other intangible assets	97	35	62	110	25	85
Total	$29,118	$27,887	$1,231	$29,331	$27,752	$1,579

In April 2021, the Company recorded $2.0 million of finite-lived intangible assets for the acquisition of Smarteq, and during the six months ended June 30, 2022, the Company recorded amortization expense of $0.2 million and foreign currency translation adjustment of $0.2 million. Prior to the acquisition of Smarteq in April 2021, the Company’s intangible assets were fully amortized as of February 2020.  During the three months ended June 30, 2021, the Company recorded amortization expense of $0.1 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other intangible assets	.5 to 5 years	3.6

The future amortization expenses is as follows:

Fiscal Year	Amount
2022 (remaining six months)	$165
2023	331
2024	318
2025	312
2026	105
Thereafter	0
Total	$1,231

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

The allowances for accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021
Credit loss provision	$35	$26
Credit allowances	44	38
Total allowances	$79	$64

The Company is exposed to credit losses primarily through the sale of products. The Company’s methodology for expected losses on accounts receivable uses historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of the amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $35 at June 30, 2022 and $26 at December 31, 2021.

The following table summarizes the allowance for credit losses activity during the six months ended June 30, 2022:

Balance at December 31, 2021	$26
Current period benefit for credit losses	9
Balance at June 30, 2022	$35

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing.  Inventories as of June 30, 2022 and December 31, 2021 were composed of raw materials, work-in-process and finished goods.  The Company had consigned inventory with customers of $0.4 million at June 30, 2022 and December 31, 2021.  The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory.  Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage.  Obsolete reserves are based on identification of inventory where the carrying value is above net realizable value.  The allowance for inventory losses was $3.3  million at June 30, 2022 and $4.1 million at December 31, 2021.

Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$6,981	$6,171
Work-in-process	962	690
Finished goods	6,246	6,830
Inventories, net	$14,189	$13,691

Prepaid Expenses and Other Assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computer equipment and software licenses over three to five years, office equipment, manufacturing and test equipment, and motor vehicles over five years, furniture and fixtures over seven years, and buildings over thirty years.  Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of revenues and operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Building	$6,922	$6,892
Computers and office equipment	10,342	10,604
Manufacturing and test equipment	15,463	16,305
Furniture and fixtures	1,455	1,455
Leasehold improvements	1,965	3,021
Motor vehicles	20	20
Total property and equipment	36,167	38,297
Less: Accumulated depreciation and amortization	(27,153)	(28,118)
Land	1,770	1,770
Property and equipment, net	$10,784	$11,949

Depreciation and amortization expense was approximately $0.8 million for each of the three months ended June 30, 2022 and 2021. Depreciation and amortization expense was approximately $1.6 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 11 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued receipts	$3,340	$4,302
Payroll and other employee benefits	2,001	2,266
Paid time off	1,484	1,284
Right of Use Assets	575	537
Deferred revenues	410	538
Customer refunds for estimated returns	310	248
Professional fees and contractors	293	233
Warranties	272	257
Income and sales taxes	278	415
Employee stock purchase plan	235	253
Real estate taxes	156	156
Restructuring	40	368
Other	473	260
Total	$9,867	$11,117

Long-term liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Operating leases	$3,374	$3,600
Finance leases	69	92
Deferred revenue	190	181
Other	99	126
Total	$3,732	$3,999

8. Stock-Based Compensation

The condensed consolidated statements of operations include $1.1 million and $1.0 million of stock compensation expense for the three months ended June 30, 2022 and 2021, respectively.   The condensed consolidated statements of operations include $1.9 million and $1.7 million of stock compensation expense for the six months ended June 30, 2022 and 2021, respectively. The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service-based awards	$383	$640	$703	$1,095
Performance-based awards (short-term incentive plan)	263	138	343	196
Performance-based awards (long-term incentive plan)	364	194	671	233
Employee stock purchase plan	76	67	143	133
Total	$1,086	$1,039	$1,860	$1,657

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$31	$65	$96	$134
Research and development	172	140	308	282
Sales and marketing	255	226	452	386
General and administrative	628	608	1,004	855
Total	$1,086	$1,039	$1,860	$1,657

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of June 30, 2022:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$2,378	1.4
Performance-based awards	$2,490	1.9

Service-Based Awards

Restricted Stock

The Company grants both service-based and performance-based stock awards to employees pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. During the second quarter of 2022, the Company awarded executives and key managers long-term incentives comprised one-third of service-based restricted stock and two-thirds of performance-based restricted stock. During the second quarter of 2022, the Company awarded executives and key managers long-term incentives comprised one-third of service-based restricted stock and two-thirds of performance-based restricted stock. The Company awarded service-based restricted stock to all other participating employees.

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2022:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2021	326,336	$7.76
Shares awarded	233,744	4.66
Shares vested	(166,473)	7.30
Shares cancelled	(2,135)	5.70
Unvested Restricted Stock Awards - June 30, 2022	391,472	$6.12

The intrinsic value of service-based restricted shares that vested during the six months ended June 30, 2022 and 2021 was $0.8 million and $2.2 million, respectively.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2022:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2021	21,437	$7.23
Units awarded	26,667	4.40
Units vested/Shares awarded	(4,501)	7.33
Units cancelled	(2,000)	6.98
Unvested Restricted Stock Units - June 30, 2022	41,603	$5.42

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2022 and 2021 was $21 and $42, respectively.

Stock Options

The Company may grant employees stock options to purchase common stock.  The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date.  Employee stock options are subject to installment vesting.  Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at June 30, 2022 have a seven-year life. There was no activity related to stock options during the second quarter 2022.

The following table summarizes information about stock options outstanding under all stock option plans at June 30, 2022:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted Average Exercise Price
$ 5.06 - $ 6.98	4,000	1.92	$0	$6.02	4,000	1.92	$0	$6.02

The intrinsic value is based on the share price of $4.09 at June 30, 2022.

For outstanding employee stock options, the Company calculated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the employee stock options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected option life.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

The Company granted short-term inventive awards to executives, key managers, and non-sales employees under the Company’s 2022 Short-Term Incentive Plan (“STIP”) based on upon achievement of specifically identified corporate annual 2022 adjusted EBITDA and revenue goals. The 2022 STIP awards, like the 2021 STIP awards, will be paid 50% in cash and 50% in the Company’s stock.   In the first quarter 2022, the Board of Directors exercised its discretion to approve bonus awards. The first quarter 2022 bonus was equal to those payable for achievement of the 2021 STIP adjusted EBITDA goal at the threshold level. No awards were received by 2021 STIP participants with respect to the revenue goal. These payments were made during the first quarter 2022, 50% in the Company’s common stock for a total of $0.3 million and 50% in cash for executives and key managers and 100% in cash for all other participants.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention.  Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2021	333,153	$8.44
Awards granted	269,618	4.84
Awards cancelled	(18,800)	8.01
Unvested Performance Awards - June 30, 2022	583,971	$6.79

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

The following table summarizes the active performance-based long-term incentive plans at June 30, 2022:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2020 LTIP	$8.70	135,889	237,806	January 1, 2020 through December 31, 2022
2021 LTIP	$8.25	179,797	314,645	January 1, 2021 through December 31, 2023
2022 LTIP	$4.84	268,285	469,499	January 1, 2022 through December 31, 2024
		583,971	1,021,949

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest one year after issuance. In addition, new directors receive a one-time grant that vests over three years. In May 2022, the Company issued 120,768 shares to directors for their annual retainer and committee services. The fair value of the service-based restricted shares for directors that vested during the six months ended June 30, 2022 was $47.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2021	11,534	$6.57
Shares awarded	120,768	4.02
Shares vested	(11,534)	6.57
Outstanding - June 30, 2022	120,768	$4.02

 Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes.  For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.4 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively.

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

The Company’s contributions to retirement plans during the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PCTEL, Inc. 401(k) profit sharing plan - US employees	$187	$184	$406	$356
Defined contribution plans - Foreign employees	62	119	135	206
Total	$249	$303	$541	$562

10. Commitments and Contingencies

Tianjin Manufacturing Restructuring

Due to uncertainties with its Tianjin facility lease and to optimize the cost structure of the antenna product line and create flexibility in antenna manufacturing, the Company initiated a restructuring plan in 2019 to transition manufacturing from its Tianjin, China facility primarily to contract manufacturers in China. The Company substantially completed the transition in the first quarter 2022. For the six months ended June 30, 2022, the Company incurred restructuring expenses of $1.2 million, including $1.1 million for employee severance and benefits related to the separation of 78 employees and $0.1 million related to fixed assets and facilities. Severance costs were paid from the Company’s cash in its China bank accounts. When the transition was completed in April 2022, the Company vacated the Tianjin manufacturing facility and relocated a small team of employees associated with sourcing, quality, and local customer support in a new leased facility in Tianjin, China. See Note 11 for additional information on the Tianjin lease.

Beijing Restructuring

As a cost saving initiative, the Company separated 14 employees from its Beijing office in November 2021. The terminated positions were primarily related to antenna engineering and sales support. The Company incurred restructuring expenses of $0.8 million consisting of employee severance and related employee benefits and for professional fees associated with employee separations. The Company engaged four former Beijing employees through a third-party employment agency to provide sales and engineering support. In January 2022, the Company paid $0.4 million related to severance benefits accrued at December 31, 2021.

The following table summarizes the restructuring activity during the six months ended June 30, 2022 and the status of the reserves at June 30, 2022:

	Tianjin
	Manufacturing	Beijing	Total
Balance at December 31, 2021	$0	$368	$368
Restructuring expense	1,252	0	1,252
Payments made	(1,212)	(368)	(1,580)
Balance at June 30, 2022	$40	$0	$40

The restructuring liability is recorded in accrued liabilities on the condensed consolidated balance sheet at June 30, 2022 and December 31, 2021.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company accrues for product returns based on historical sales and return trends. The refund liability related to estimated sales returns was $0.3 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2022 and 2021, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$257	$285
Provisions for warranties	41	57
Consumption of reserves	(26)	(58)
Ending balance	$272	$284

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

The Company's lease cost for the three and six months ended June 30, 2022 and 2021, respectively, included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$130	$115	$258	$212
Short-term lease costs	23	41	50	82
Variable lease costs	(2)	2	2	4
Amortization of finance lease assets	16	21	35	35
Interest on finance lease liabilities	1	2	3	4
Total lease cost	$168	$181	$348	$337

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of June 30, 2022:

Year	Operating Leases	Finance Leases
2022 (remaining six months)	$317	$27
2023	674	44
2024	588	33
2025	501	15
2026	494	5
Thereafter	2,180	0
Total minimum payments required	4,754	124
Less: amount representing interest	852	8
Present value of net minimum lease payments	3,902	116
Less: current maturities of lease obligations	(528)	(47)
Long-term lease obligations	$3,374	$69

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of June 30, 2022:

June 30, 2022
Weighted-average remaining lease term - finance leases	2.8 years
Weighted-average remaining lease term - operating leases	7.9 years
Weighted-average discount rate - finance leases	3.9%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$186	$153	$386	$253
Operating cash flows for finance leases	$1	$2	$3	$4
Financing cash flows for finance leases	$18	$19	$37	$35

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2022 and December 31, 2021:

Leases	Consolidated Balance Sheet Classification	June 30, 2022	December 31, 2021
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,190	$2,289
Finance right-of-use assets	Other noncurrent assets	112	148
Total leased assets		$2,302	$2,437
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$528	$475
Finance lease liabilities	Accrued liabilities	47	62
Noncurrent
Operating lease liabilities	Long-term liabilities	3,374	3,600
Finance lease liabilities	Long-term liabilities	69	92
Total lease liabilities		$4,018	$4,229

The Company completed the transition of antenna manufacturing from its Tianjin, China facility to contract manufacturers during the first quarter of 2022. In April 2022, the Company vacated the manufacturing facility and moved a small team of employees associated with sourcing, quality, and local customer support to a new leased facility in Tianjin, China. The Company entered into a two-year lease ending December 31, 2023 for 1,694 square feet of space in a new office located in Tianjin, China. The Company recognized a present value of the right of use asset of $0.1 million for this new office lease.

As a cost saving initiative, the Company separated all 14 employees from its Beijing office in November 2021 and the Company closed this office in the first quarter of 2022. In April 2022, the Company entered into a two-year office lease ending April 30, 2024 for 350 square feet of office space. The Company recognized a present value of the right of use asset of $0.1 for this new office lease.  Four former employees in Beijing were engaged through a third-party employment agency and will provide sales and engineering support from the new smaller office.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease and two automotive leases. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023. On the acquisition date, the Company recorded $0.2 million for each of the ROU assets and the lease liabilities.

12. Borrowings

As part of the Smarteq acquisition, the Company assumed a five-year loan of approximately $0.1 million with an interest rate of 0.57%. The loan was part of a program from the French Ministry of Economy and Finance as financial support for French businesses during the COVID-19 pandemic. The loan is denominated in Euros. The Principal and interest is due in equal monthly installments from June 2022 until the loan term ends in May 2026. However, the Company expects to repay this loan balance including all principal and interest in 2022.

13. Income Taxes

The Company recorded income tax expense of $39 and $12 for the six months ended June 30, 2022 and 2021, respectively. The expense recorded for the six months ended June 30, 2022 and 2021 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $15.0 million at June 30, 2022 and $15.3 million at December 31, 2021. By jurisdiction, $11.9 million was associated with the US, $1.1 million was associated with China, and $2.0 million was associated with Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences.

As part of the acquisition of Smarteq, the recorded deferred tax assets of $2.4 million associated with NOLs, inventory reserves, and recorded tax liabilities associated with acquired intangible assets. Because of the objective evidence of cumulative three-year losses at the acquisition date and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the deferred tax assets.

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

The Company had a full valuation allowance on its net deferred tax assets in each of its jurisdictions at June 30, 2022 and December 31, 2021. For the U.S tax jurisdiction, the Company recorded pretax book losses for the six months ended June, 30, 2022. In 2021, the Company recorded pretax book income but generated a tax loss and its earnings were below its projections. While the Company has recorded pretax book income for the prior three years and believes its financial outlook remains positive, it incurred losses for the first half of 2022 and did not meet expectations in 2021 for revenues or earnings. The Company’s performance versus its projections in both of the prior two years are considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth. The Company maintained a full valuation allowance on its deferred tax assets because of difficulties with forecasting financial results historically, and due to the uncertainties associated with the COVID-19 pandemic.

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

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2018 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2017 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at June 30, 2022 and December 31, 2021.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, the Company deferred the employer portion of social security taxes and applied for a refund of its Alternative Minimum Tax credit. As of June 30, 2022, the Company had deferred $0.2 million of payroll taxes which will be paid on December 31, 2022. The amount to be paid on December 31, 2022 is not deductible for 2021 income tax purposes.

14. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$17,555	$7,431	$(10)	$24,976
Gross Profit	$5,626	$5,759	$42	$11,427
Gross Profit %	32.0%	77.5%	NA	45.8%

	Six Months Ended June 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$34,657	$13,014	$(153)	$47,518
Gross Profit	$10,873	$9,921	$(34)	$20,760
Gross Profit %	31.4%	76.2%	NA	43.7%

	Three Months Ended June 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$15,562	$6,414	$(295)	$21,681
Gross Profit	$5,175	$4,834	$(67)	$9,942
Gross Profit %	33.3%	75.4%	NA	45.9%

	Six Months Ended June 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$27,285	$12,619	$(516)	$39,388
Gross Profit	$8,922	$9,422	$(64)	$18,280
Gross Profit %	32.7%	74.7%	NA	46.4%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and six months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2022	2021	2022	2021
Europe, Middle East & Africa	17%	23%	22%	23%
Asia Pacific	5%	7%	6%	7%
Other Americas	3%	4%	2%	4%
Total Foreign sales	25%	34%	30%	34%

Customer Concentration:

The following table represents the customers that accounted for 10% or more of revenues during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2022	2021	2022	2021
Customer C	17%	9%	14%	10%
Customer A	12%	3%	7%	5%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	June 30, 2022	December 31, 2021
Customer B	13%	4%
Customer C	10%	9%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions.  The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.3 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively and is included within accrued liabilities in the accompanying condensed consolidated balance sheets.  The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets. The product return asset was $0.1 million at June 30, 2022 and December 31, 2021.

There were no contract assets at June 30, 2022 or December 31, 2021. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.  The contract liability was $1.0 million and $0.9 million at June 30, 2022 and December 31, 2021, respectively. The Company recognized revenue of $0.6 million and $0.5 million during the six months ended June 30, 2022 and 2021, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL,” the “Company,” “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements include, but are not limited to, statements concerning our future financial performance; growth of our antennas and Industrial IoT business and our test and measurement business; the impact of the acquisition of Smarteq on the Company’s ability to offer additional products expand in the European market and through distribution channels, and generate revenue;, the impact of our transition plan for manufacturing inside and outside China; the impact of the ongoing COVID-19 pandemic and the ensuing supply chain disruptions; the impact of geopolitical conditions, including the ongoing conflict in Ukraine and related sanctions, disruption in petroleum and other markets, and cost inflation;; and the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver) and intelligent transportation. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to competition within the wireless product industry; volatility and delays in customer demand caused by the COVID-19 pandemic and/or the war in Ukraine; the impact of uncertainty in our supply chain, as well as labor shortages and shipping delays and disruptions; our ability to accurately forecast demand for our products; our ability to successfully integrate Smarteq and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of adverse and uncertain economic and political conditions in the U.S. and international market; the impact of tariffs on certain imports from China; and delays in our sales cycles resulting in the cancellation of purchases of our products; macroeconomic conditions, including inflation and increases in product and material costs; and our ability to grow our business and create, protect and implement new technologies and solutions. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial Internet of Things (“Industrial IoT”) devices, antennas, and test & measurement products. We solve complex wireless challenges to help organizations stay connected, transform, and grow. We have a strong brand presence and expertise in radio frequency (“RF”), digital and mechanical engineering. We have two businesses (antennas/Industrial IoT devices and test & measurement products) that address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT. Our antennas and Industrial IoT devices include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for Industrial IoT. Our test & measurement products improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly innovating and improving antenna and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

Antennas and Industrial IoT devices

PCTEL designs and manufactures precision antennas and Industrial IoT devices, and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. Revenue growth in these markets is driven by the increased use and complexity of wireless communications.

Our antenna portfolio includes Wi-Fi, Bluetooth, Land Mobile Radio (“LMR”), Tetra, Global Navigation Satellite System (“GNSS”), Cellular, Industrial, Scientific, and Medical (“ISM”), Long Range (“LoRa”), and combination antenna solutions. The market applications for our antennas include public safety communications, military communications, utilities & energy, precision agriculture, smart traffic management, Electric Vehicle (“EV”) charging stations, embedded vehicles, forestry machinery & off-road vehicles. For smart traffic management, we provide antenna systems for smart roadways and smart rail. Fleet antennas for public safety, including police vehicles, are a key market. We not only manufacture the antennas, but we also provide engineering design services to determine the layout of multi-antenna installations to minimize potential interference between each antenna element. Our customized solutions often result in general purpose products with advance capabilities, such as multi-element antenna systems in a single radome. These systems can include several LTE bands, Wi-Fi bands and GPS navigation elements, all in one housing. An antenna designed for one application can be modified to be used for other applications.

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

COVID-19 Update

The COVID-19 pandemic and associated counter-acting measures implemented by governments and businesses around the world, as well as subsequent recoveries in global business activity, continue to contribute uncertainty in the global business environment and has led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, and as well as increased inflationary pressures. Currently our expectation is that the impact of material cost inflation, labor constraints and logistics challenges and supplier component shortages will continue throughout 2022.

Our foremost focus as we respond to the pandemic has been on the health and safety of our employees. We continue to maintain our enhanced health and safety protocols at our facilities and are encouraging our employees to obtain vaccinations and boosters, as necessary. We continue to closely monitor the risks posed by COVID-19 and the guidance from relevant authorities. We adjust our health and safety protocols and practices accordingly, as we have throughout the pandemic.

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

Second Quarter Overview

Revenues for the three months ended June 30, 2022 were $25.0 million, an increase of 15.2% compared to $21.7 million for the same period in 2021. By product line, revenues increased by $1.0 million (15.9%) to $7.4 million for test & measurement products and increased by $2.0 million (12.8%) to $17.6 million for antennas and Industrial IoT devices. The increase in revenues for antennas and Industrial IoT devices was primarily due to higher revenues with antennas for fleet applications and a full quarter of revenues related to sales of Smarteq products. Gross profits of $11.4 million for the quarter increased by $1.5 million compared to the same period in 2021, primarily due to the revenue increases for both product lines. Operating expense of $11.1 million was $1.0 million higher than in the second quarter 2021. The increase results from additional restructuring expenses of $0.3 million, higher incentive compensation expenses, travel and marketing expenses, and a full quarter of Smarteq’s operating expenses. The net impact of these changes resulted in income before tax of $0.4 million for the second quarter of 2022 compared to the loss before tax of $0.2 million in the second quarter 2021.

Revenues for the six months ended June 30, 2022 were $47.5 million, an increase of 20.6% compared to $39.4 million for the same period in 2021. By product line, revenues increased by $0.4 million (3.1%) to $13.0 million for test & measurement products and increased by $7.4 million (27.0%) to $34.7 million for antennas and Industrial IoT devices. The increase in revenues for test & measurement products was driven by growth in products for public safety applications. The increase in revenues for antennas and Industrial IoT devices was primarily due to revenues for fleet applications and from the inclusion of six months of revenues related to the acquisition of Smarteq. Gross profits of $20.8 million increased by $2.5 million compared to the same period in the prior year due to the higher revenues in both product lines. Operating expense of $22.0 million was $2.9 million higher than the same period in the prior year. The increase results from additional restructuring expenses of $1.2 million, higher incentive compensation expenses, travel and marketing expenses, and six months of Smarteq’s operating expenses. The net impact of these changes resulted in an increase in our loss before tax of $0.3 million to a net loss of $1.1 million for the six months ended June 30, 2022 compared to the same period in 2021.

Our cash and investments increased by $0.6 million during the second quarter 2022 as we generated free cash flow of $1.6 million and paid our quarterly dividend of $1.0 million. As of June 30, 2022, we had cash and investments of $28.3 million and debt of $0.1 million.

Smarteq Acquisition

On April 30, 2021, we acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden that designs antennas for specialized Industrial IoT and vehicular applications (“Smarteq”), pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). Smarteq owns all the outstanding stock of SAS Smarteq France, which engages in sales of Smarteq products. PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash. We believe the acquisition of Smarteq provides us with a strong local presence, expertise for our antenna product line, and channel partners to accelerate our growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide. The results for Smarteq are combined with the Company’s antenna and Industrial IoT devices product line.

Results of Operations

Three Months Ended June 30, 2022 and 2021

(in thousands)

Revenues by Product Line

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

Antennas & Industrial IoT Devices	$17,555	$15,562	$1,993	12.8%
Test & Measurement Products	7,431	$6,414	1,017	15.9%
Corporate	(10)	$(295)	285	not meaningful
Total	$24,976	$21,681	$3,295	15.2%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

Antennas & Industrial IoT Devices	$34,657	$27,285	$7,372	27.0%
Test & Measurement Products	13,014	12,619	395	3.1%
Corporate	(153)	(516)	363	not meaningful
Total	$47,518	$39,388	$8,130	20.6%

Revenues increased 15.2% for the three months ended June 30, 2022 compared to the same period in 2021 due to higher revenues for both i) antennas and Industrial IoT devices and ii) the test & measurement products. Revenues for the test & measurement product line increased 15.9% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to higher revenues in the U.S. for scanning receivers with 5G technologies. For the three months ended June 30, 2022, revenues increased for the antenna product line by 12.8% compared to the same period in 2021 due to higher revenues from fleet applications and from a full quarter of revenues for the Smarteq products.

Revenues increased 20.6% for the six months ended June 30, 2022 compared to the same period in 2021 due to higher revenues for both i) antennas and Industrial IoT devices and ii) test & measurement products. For the six months ended June 30, 2022, revenues increased for antennas and Industrial IoT devices by 27.0% compared to the same period in 2021 as a result of revenues from the Smarteq acquisition and due to higher revenues with antennas for fleet applications. Revenues for the test & measurement product line increased 3.1% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to higher revenues in the U.S. for scanning receivers with 5G technologies.

Gross Profit by Product Line

	Three Months Ended June 30,
	2022	% of Revenues	2021	% of Revenues

Antennas & Industrial IoT Devices	$5,626	32.0%	$5,175	33.3%
Test & Measurement Products	5,759	77.5%	$4,834	75.4%
Corporate	42	not meaningful	(67)	not meaningful
Total	$11,427	45.8%	$9,942	45.9%

	Six Months Ended June 30,
	2022	% of Revenues	2021	% of Revenues

Antennas & Industrial IoT Devices	$10,873	31.4%	$8,922	32.7%
Test & Measurement Products	$9,921	76.2%	$9,422	74.7%
Corporate	$(34)	not meaningful	$(64)	not meaningful
Total	$20,760	43.7%	$18,280	46.4%

The gross profit percentage decreased by 0.1% for the three months ended June 30, 2022 compared to the same period in 2021. The gross margin percentage for test & measurement products increased in the second quarter compared to the prior year and the gross margin percentage for antennas and Industrial IoT devices was lower in the second quarter 2022 compared to the prior year. The gross profit percentage for the antennas and Industrial IoT devices decreased by 1.3% for the three months ended June 30, 2022 compared to the same period in 2021 due to product mix and freight costs. The gross profit percentage for test & measurement products increased by 2.1% for the three months ended June 30, 2022 compared to the same period in 2021 due to product mix.

The gross profit percentage decreased by 2.7% for the six months ended June 30, 2022 compared to the same period in 2021 due to a higher mix of antennas and IoT devices and due a lower gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for antennas and Industrial IoT devices decreased by 1.3% for the six months ended June 30, 2022 compared to the same period in 2021 due to product mix and higher freight costs. The gross profit percentage for test & measurement products increased by 1.5% for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to product mix.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2022	Change	2021	2022	2021
Research and development	$3,356	$135	$3,221	13.4%	14.9%
Sales and marketing	3,908	520	3,388	15.6%	15.6%
General and administrative	3,451	116	3,335	13.8%	15.4%
Amortization of intangible assets	67	12	55	0.3%	0.3%
Restructuring benefits (expenses)	317	257	60	1.3%	0.3%
Total	$11,099	$1,040	$10,059	44.4%	46.5%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2022	Change	2021	2022	2021
Research and development	$6,605	$189	$6,416	13.9%	16.3%
Sales and marketing	7,310	1,159	6,151	15.4%	15.6%
General and administrative	6,694	283	6,411	14.1%	16.3%
Amortization of intangible assets	138	83	55	0.3%	0.1%
Restructuring expenses	1,252	1,192	60	2.6%	0.2%
Total	$21,999	$2,906	$19,093	46.3%	48.5%

Research and development expenses were higher by $0.1 million for the three months ended June 30, 2022, compared to the same period in 2021.

Research and development expenses were higher by $0.2 million for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to higher development expenses for new test & measurement products and inclusion of six months of Smarteq’s expense for research and development which offset the reduction in expense resulting from the termination of engineering employees in Beijing, China during the fourth quarter 2021.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses increased $0.5 million for the three months ended June 30, 2022 compared to the same period in 2021 due to higher employee related expenses, travel and marketing expenses, and the inclusion of a full quarter of expenses for Smarteq.

Sales and marketing expenses increased $1.2 million for the six months ended June 30, 2022 compared to the same period in 2021 due to higher employee-related expenses, travel and marketing expenses, and the inclusion of six months of Smarteq’s expenses.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to expenses for cash-based incentive compensation programs.

General and administrative expenses increased by $0.3 million for the six months ended June 30, 2022 compared to the same period in 2021 due to expenses for cash-based incentive compensation programs and inclusion of six months of Smarteq’s expenses.

Amortization of intangible assets within operating expenses was $67 for the three months ended June 30, 2022 and $138 for the six months ended June 30, 2022, which relates to amortization of intangible assets for Smarteq acquisition.

Restructuring expenses relate to expenses for the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers. Restructuring expenses of $0.3 million for three months ended June 30, 2022 and $1.3 million for six months ended June 30, 2022, consisted primarily of employee severance and payroll related costs associated with the termination of 69 Tianjin-based employees in the first quarter 2022 and 9 employees in the second quarter 2022.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$36	$4	$47	$37
Foreign exchange gains (losses)	75	(52)	73	(44)
Other, net	3	3	5	1
Total	$114	$(45)	$125	$(6)
Percentage of revenues	0.5%	(0.2)%	0.3%	(0.0)%

Other income, net consists of interest income, foreign exchange gains, and interest expense. Interest income from investment securities increased during the three and six months ended June 30, 2022 compared to the prior year, primarily due to higher average interest rates. Foreign exchange gains during the three and six months ended June 30, 2022 and 2021 were related to changes in the exchange rate between the Swedish Krona and the U.S. dollar as well as between the Chinese Yuan and the U.S. dollar.

Expense for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expense for income taxes	$31	$7	$39	$12
Effective tax rate	7.0%	(4.3)%	(3.5)%	(1.5)%

We recorded income tax expense of $39 and $12 for the six months ended June 30, 2022 and 2021, respectively. The expense recorded for the six months ended June 30, 2022 and 2021 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our deferred tax assets. The full valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The full valuation allowance against our deferred tax assets was $15.0 million at June 30, 2022 and at December 31, 2021. The deferred tax assets consist of domestic deferred tax assets of $11.9 million and foreign deferred tax assets of $3.1 million.

We recorded pretax book losses for the six months ended June 30, 2022 and pretax book income during 2021.We believe our financial outlook remains positive. However, the COVID-19 pandemic and recent macroeconomic trends, including the current environment of inflationary pressures have created a high level of uncertainty. Due to this uncertainty, as well as difficulties with forecasting financial results historically, we maintained a full valuation allowance on our deferred tax assets at June 30, 2022. The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 13 to the condensed consolidated financial statements for more information related to income taxes.

Net Income (Loss)

We recorded net income of $0.4 million for the three months ended June 30, 2022 compared to a net loss of $0.2 million for the same period in 2021, as higher gross profits from an increase in revenues offset higher operating expenses. Operating expenses were higher by $1.0 million due to restructuring expenses and higher expenses for sales and marketing related to travel and trade shows.

We recorded a net loss of $1.1 million for the six months ended June 30, 2022 compared to a net loss of $0.8 million for the same period in 2021, as higher operating expenses offset higher gross profits from an increase in revenues. Operating expenses were higher by $2.9 million for the six months ended June 30, 2022 compared to the same period in 2021 as we incurred an additional $1.2 million in restructuring expenses, higher sales and marketing expenses of $1.2 million, and higher expenses in other functional areas of $0.5 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$321	$3,113
Investing activities	$(384)	$2,677
Financing activities	$(2,050)	$(3,150)
Net increase (decrease) in cash and cash equivalents	$(2,113)	$2,640

	June 30,	December 31,
	2022	2021
Cash and cash equivalents at the end of period	$5,797	$8,192
Short-term investments at the end of period	$22,276	$22,562
Working capital at the end of period	$47,850	$48,620

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

At June 30, 2022, our cash, cash equivalents, and short-term investments were approximately $28.1 million, and we had working capital of $47.9 million. Throughout the COVID-19 pandemic, we have proactively managed our costs and our working capital in order to protect our financial position and maintain our workforce. Management believes our cash and investments provide adequate liquidity and working capital for the next twelve months from the date of the Quarterly Report on Form 10-Q to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending) and our low level of debt.

Operating Activities:

Operating activities generated $0.3 million of cash during the six months ended June 30, 2022. We generated $2.2 million of cash from our statement of operations and used $1.9 million from the balance sheet. The balance sheet reflects a net use of cash due to net increases in accounts receivable and inventories and from payments of accrued liabilities. Accounts receivable increased by $0.6 million during the first half of 2022 due to higher sequential revenues. Net inventories were higher at June 30, 2022 compared to year end 2021 as increases for test & measurement products offset decreases for antennas and Industrial IoT devices. Inventories were higher for test & measurement products to allow us to maintain customer service levels while managing supply chain delays and component shortages. The net decrease in inventory for antennas and Industrial IoT devices was primarily due to the transition of manufacturing in China to contract manufacturers.

Operating activities generated $3.1 million of cash during the six months ended June 30, 2021. We generated $2.4 million of cash from our statement of operations activities and $0.7 million from the balance sheet. The balance sheet was a net source of cash as accounts receivable collections offset the impact of higher inventories. Accounts receivable decreased by $1.3 million primarily due to lower days sales outstanding on outstanding invoices. Inventories increased for both product lines by approximately $1.1 million to allow us to maintain customer service levels while managing supply chain delays and component shortages.

Investing Activities:

Our investing activities used $0.4 million of cash during the six months ended June 30, 2022. During the six months ended June 30, 2022, redemptions and maturities of our investments provided $15.6 million in funds and we rotated $15.6 million of cash into new investments. We used $0.4 million for capital expenditures during the six months ended June 30, 2022.

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

Financing Activities:

We used $2.0 million in cash for financing activities during the six months ended June 30, 2022. We used $2.0 million for quarterly cash dividends and $0.4 million for payroll taxes related to restricted stock awards. Proceeds from the issuance of common stock for our ESPP provided $0.4 million for the six months ended June 30, 2022

We used $3.2 million in cash for financing activities during the six months ended June 30, 2021. We also used $2.0 million for quarterly cash dividends, $0.7 million for share repurchases, and $0.8 million for payroll taxes related to restricted stock awards. Proceeds from the issuance of common stock for our ESPP provided $0.4 million for the six months ended June 30, 2021.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancelable purchase obligations. Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$23,704	$22,600	$1,103	$1	$0

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2021 Form 10-K (Item 7A).  As of June 30, 2022, there have been no material changes in this information.

Item 4: Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act, as amended (the “Exchange Act”) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within time periods specified in the SEC rules and forms.

In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite previously having a remote working environment for all non-production related employees and now having a hybrid work environment. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of June 30, 2022, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2021 Form 10-K (Item 1A). As of June 30, 2022, there have been no material changes in this information.

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

Date: August 9, 2022

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2022