Form 10-Q
period 2022-09-30
PC TEL INC
filed 2022-11-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 18,773,994 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$5,858	$8,192
Short-term investment securities	22,147	22,562
Accounts receivable, net of allowances of $143 and $64 at September 30, 2022 and
December 31, 2021, respectively	20,553	18,905
Inventories, net	16,730	13,691
Prepaid expenses and other assets	1,374	1,747
Total current assets	66,662	65,097

Property and equipment, net	10,300	11,949
Goodwill	5,778	6,334
Intangible assets, net	1,058	1,579
Other noncurrent assets	2,636	2,438
TOTAL ASSETS	$86,434	$87,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,194	$5,360
Accrued liabilities	10,618	11,117
Total current liabilities	16,812	16,477
Long-term liabilities	3,533	3,999
Total liabilities	20,345	20,476
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
September 30, 2022 and December 31, 2021, respectively, and 18,676,629 and 18,238,030
shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	123,964	123,998
Accumulated deficit	(55,916)	(56,735)
Accumulated other comprehensive loss	(1,978)	(360)
Total stockholders’ equity	66,089	66,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,434	$87,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUES	$25,988	$22,411	$73,506	$61,799
COST OF REVENUES	14,052	12,157	40,810	33,266
GROSS PROFIT	11,936	10,254	32,696	28,533
OPERATING EXPENSES:
Research and development	3,178	3,338	9,784	9,754
Sales and marketing	3,600	3,347	10,910	9,497
General and administrative	3,705	2,817	10,399	9,228
Amortization of intangible assets	63	80	201	135
Restructuring expenses	57	(1)	1,309	59
Total operating expenses	10,603	9,581	32,603	28,673
OPERATING INCOME (LOSS)	1,333	673	93	(140)
Other income (expense), net	205	(4)	330	(10)
INCOME (LOSS) BEFORE INCOME TAXES	1,538	669	423	(150)
(Benefit) Expense for income taxes	(434)	5	(396)	17
NET INCOME (LOSS)	$1,972	$664	$819	$(167)

Net Income (Loss) per Share:
Basic	$0.11	$0.04	$0.05	$(0.01)
Diluted	$0.11	$0.04	$0.04	$(0.01)

Weighted Average Shares:
Basic	18,166	17,945	18,099	18,078
Diluted	18,187	17,962	18,214	18,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

NET INCOME (LOSS)	$1,972	$664	$819	$(167)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(686)	(152)	(1,618)	(238)

COMPREHENSIVE INCOME (LOSS)	$1,286	$512	$(799)	$(405)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Loss	PCTEL, Inc.

BALANCE at JUNE 30, 2022	$19	$123,844	$(57,888)	$(1,292)	$64,683
Stock-based compensation expense	0	1,147	0	0	1,147
Issuance of shares for stock purchase plans and stock options	0	0	0	0	0
Cancellation of shares for payment of withholding tax	0	0	0	0	0
Dividends paid ($0.055 per share)	0	(1,027)	0	0	(1,027)
Net income	0	0	1,972	0	1,972
Change in cumulative translation adjustment, net	0	0	0	(686)	(686)
BALANCE at SEPTEMER 30, 2022	$19	$123,964	$(55,916)	$(1,978)	$66,089

BALANCE at JUNE 30, 2021	$19	$126,791	$(57,719)	$(68)	69,023
Stock-based compensation expense	0	372	0	0	372
Issuance of shares for stock purchase plans and stock options	0	0	0	0	-
Cancellation of shares for payment of withholding tax	0	0	0	0	0
Repurchase of common stock	(1)	(2,459)	0	0	(2,460)
Dividends paid ($0.055 per share)	0	(1,002)	0	0	(1,002)
Net income	0	0	664	0	664
Change in cumulative translation adjustment, net	0	0	0	(152)	(152)
BALANCE at SEPTEMBER 30, 2021	$18	$123,702	$(57,055)	$(220)	$66,445

BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	$66,921
Stock-based compensation expense	1	3,006	0	0	3,007
Issuance of shares for stock purchase plans and stock options	0	404	0	0	404
Cancellation of shares for payment of withholding tax	0	(396)	0	0	(396)
Dividends paid ($0.165 per share)	0	(3,048)	0	0	(3,048)
Net income	0	0	819	0	819
Change in cumulative translation adjustment, net	0	0	0	(1,618)	(1,618)
BALANCE at SEPTEMER 30, 2022	$19	$123,964	$(55,916)	$(1,978)	$66,089

BALANCE at DECEMBER 31, 2020	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	2,028	0	0	2,029
Issuance of shares for stock purchase plans and stock options	0	418	0	0	418
Cancellation of shares for payment of withholding tax	0	(782)	0	0	(782)
Repurchase of common stock	(1)	(3,192)	0	0	(3,193)
Dividends paid ($0.165 per share)	0	(3,020)	0	0	(3,020)
Net loss	0	0	(167)	0	(167)
Change in cumulative translation adjustment, net	0	0	0	(238)	(238)
BALANCE at SEPTEMBER 30, 2021	$18	$123,702	$(57,055)	$(220)	$66,445

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021

Operating Activities:
Net income (loss)	$819	$(167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,231	2,257
Intangible asset amortization	257	171
Stock-based compensation	3,007	2,029
Loss on disposal of property and equipment	0	3
Restructuring costs	(291)	(15)
Bad debt provision	70	(39)
Changes in operating assets and liabilities:
Accounts receivable	(2,081)	2,162
Inventories	(3,402)	(1,734)
Prepaid expenses and other assets	574	932
Deferred tax assets	(484)	0
Accounts payable	974	(700)
Income taxes payable	15	(15)
Other accrued liabilities	(175)	1,405
Deferred revenue	(93)	82
Net cash provided by operating activities	1,421	6,371
Investing Activities:
Capital expenditures	(550)	(2,006)
Purchases of investments	(21,971)	(21,124)
Redemptions/maturities of short-term investments	22,386	33,666
Cash paid for acquisition, net of cash acquired	0	(6,277)
Net cash (used in) provided by investing activities	(135)	4,259
Financing Activities:
Proceeds from issuance of common stock	404	418
Payment of withholding tax on stock-based compensation	(396)	(782)
Principal payments on finance leases	(48)	(54)
Purchase of common stock from repurchase program	0	(3,193)
Cash dividends	(3,048)	(3,020)
Net cash used in financing activities	(3,088)	(6,631)

Net (decrease) increase in cash and cash equivalents	(1,802)	3,999
Effect of exchange rate changes on cash	(532)	12
Cash and cash equivalents, beginning of period	8,192	5,761
Cash and Cash Equivalents, End of Period	$5,858	$9,772

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

Throughout this Quarterly Report on Form 10-Q, including under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain macroeconomic impacts of the novel coronavirus (“COVID-19”) pandemic and the ensuing supply chain disruption, as well as macroeconomic trends, including inflationary pressures, an economic downturn and the potential for a recession. The full extent to which the COVID-19 pandemic and these macroeconomic trends will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

Nature of Operations

PCTEL, Inc. (“PCTEL” or “the Company”) was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antenna systems, and test and measurement solutions. PCTEL solves complex wireless challenges to help organizations stay connected, transform, and grow and it has expertise in RF, digital, and mechanical engineering. The Company has two businesses (antennas & Industrial IoT devices and test & measurement products). These businesses are supported by the Company’s talent and expertise in RF, digital, and mechanical engineering.

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of operations, condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited financial statements as of December 31, 2021.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The significant accounting policies followed by the Company are set forth in the 2021 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2021 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. The results of operations for the period ended September 30, 2022 may not be indicative of the results for the period ending December 31, 2022.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk by having foreign locations with suppliers and employees located outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations. For the nine months ended September 30, 2022, approximately 11% of revenues and 13% of expenses were transacted in foreign currencies as compared to 9% and 20% for the nine months ended September 30, 2021. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $114 and $(10) for the three months ended September 30, 2022 and 2021, respectively. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $187 and $(54) for the nine months ended September 30, 2022 and 2021, respectively.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-14 Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on our financial statements or the related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 is effective upon issuance and generally can be applied through December 31, 2022. The Company does not expect the adoption of this standard to have an impact on our financial statements or the related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. This ASU should be applied prospectively to business combinations occurring on or after the effective date of the update. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but should be applied to all acquisitions occurring in the annual period of adoption. The Company does not expect the adoption of this standard to have an impact on our financial statements or the related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of the equity security. This update also requires specific disclosures related to such an equity security including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. This ASU is effective for all public business entities in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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

3. Income (Loss) per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Income Per Share computation:
Numerator:
Net Income (loss)	$1,972	$664	$819	$(167)
Denominator:
Weighted shares outstanding - basic	18,165,611	17,945,053	18,098,694	18,077,506

Net Income (loss) per common share - basic	$0.11	$0.04	$0.05	$(0.01)
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,165,611	17,945,053	18,098,694	18,077,506
Restricted shares subject to vesting	21,394	16,633	115,013	0
Common stock option grants	70	0	46	0
Weighted shares outstanding - diluted	18,187,075	17,961,686	18,213,753	18,077,506

Net Income (loss) per common share - diluted	$0.11	$0.04	$0.04	$(0.01)

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

Pursuant to the SPA, the Company acquired Smarteq for a cash purchase price consisting of SEK 53.0 million plus working capital adjustments of SEK 1.6 million and an adjustment for the net cash at closing of SEK 2.1 million for total cash consideration of SEK 56.8 million (USD $6.8 million), all of which was provided from PCTEL’s existing cash. The Company believes the acquisition of Smarteq provides a strong local presence, expertise, and channel partners to accelerate revenue growth in Europe, as well as a complementary portfolio of products. The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line. The Company applied the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired, and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. The Company used its best estimates and assumptions where applicable to accurately value assets acquired and liabilities assumed at the acquisition date. The operating results of the acquired business are included in the Company’s consolidated financial statements from the date of the acquisition.

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

In connection with the acquisition of Smarteq, the Company assumed a five-year euro-denominated loan of approximately $0.1 million with an interest rate of 0.57% and due in monthly installments from June 2022 until the loan term ends in May 2026. The loan was part of a program from the French Ministry of Economy and Finance to support French businesses during the COVID-19 pandemic. In September 2022, the Company repaid the principal of the loan and all interest due.

The Company recorded net deferred tax assets of $2.4 million, primarily relating to deferred tax assets for net operating losses. The Company also booked a deferred tax asset for inventory reserves and deferred tax liabilities related to intangible asset amortization that is not deductible for income taxes. As of the acquisition date, the Company booked a full valuation allowance against the net deferred tax assets. While the Company expects book and tax profits in 2022 and future periods, Smarteq has recorded a three-year cumulative tax loss before the acquisition. Based on this objective evidence and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the opening balance sheet. In September 2022, the Company reversed $0.4 million of the valuation allowance in recognition of the performance of and expectations for the Smarteq business.

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

Supplemental pro forma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the Smarteq acquisition had occurred as of January 1, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenue - pro forma combined	$25,988	$22,411	$73,506	$64,517
Net Income - pro forma combined	1,972	797	905	493
Weighted Average Shares:
Basic	18,166	17,945	18,099	18,078
Diluted	18,187	17,962	18,214	18,078
Net Income (Loss) per Share:
Basic	$0.11	$0.04	$0.05	$0.03
Diluted	$0.11	$0.04	$0.05	$0.03

The following adjustments were included in the unaudited pro forma combined net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenue	$25,988	$22,411	$73,506	$61,799
Add: Net Revenue - acquired business	0	0	0	2,718
Net Revenue - pro forma combined	$25,988	$22,411	$73,506	$64,517

The following adjustments were included in the unaudited pro forma combined net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$1,972	$664	$819	$(167)
Add: Results of operations of acquired business	0	0	0	183
Less: pro forma adjustments
Amortization of intangibles	0	3	0	(226)
Inventory fair value adjustments	0	133	0	416
Acquisition related expenses	0	0	86	304
Interest income	0	(3)	0	(17)
Net Income - pro forma combined	$1,972	$797	$905	$493

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

5. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	September 30,	December 31,
	2022	2021
Cash	$4,235	$6,789
Cash equivalents	1,623	1,403
Short-term investments	22,147	22,562
Total	$28,005	$30,754

Cash and Cash Equivalents

At September 30, 2022 and December 31, 2021, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At September 30, 2022 and December 31, 2021, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The cash in foreign accounts was as follows:

	September 30,	December 31,
	2022	2021
China	$2,439	$2,801
Europe	1,445	1,108
Total	$3,884	$3,909

As of September 30, 2022, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At September 30, 2022 and December 31, 2021, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. The investments at September 30, 2022 and December 31, 2021 were classified as held-to-maturity. The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings. For estimating potential credit losses, the Company considers historical loss data and bond rating, as well as current and future economic conditions.

Cash equivalents and investments were as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$1,623	$0	$1,623	$1,403	$0	$1,403
Total cash equivalents	$1,623	$0	$1,623	$1,403	$0	$1,403
Short-term investments:
Corporate bonds	$0	$21,044	$21,044	$0	$19,659	$19,659
Certificates of deposit	1,103	0	1,103	2,903	0	2,903
Total short-term investments	$1,103	$21,044	$22,147	$2,903	$19,659	$22,562
Cash equivalents and investments - book value	$2,726	$21,044	$23,770	$4,306	$19,659	$23,965
Unrealized gains (losses)	$0	$(27)	$(27)	$1	$(2)	$(1)
Cash equivalents and investments - fair value	$2,726	$21,017	$23,743	$4,307	$19,657	$23,964

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 1 investments, the Company uses fair value estimates based on quoted prices in active markets for identical assets or liabilities. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets. The fair values in the table above reflect net unrealizable losses of $27 at September 30, 2022, and net unrealized losses of $1 at December 31, 2021.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2022 is as follows:

Amount
Balance at December 31, 2021	$6,334
Foreign currency translation	(556)
Balance at September 30, 2022	$5,778

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions, including those related to the COVID-19 pandemic and their impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the nine months ended September 30, 2022 or September 30, 2021. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$17	$21	$56	$36
Operating expenses	63	80	201	135
Total	$80	$101	$257	$171

The summary of other intangible assets, net is as follows:

	September 30, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,474	$17,049	$425	$17,609	$16,978	$631
Patents and technology	9,974	9,737	237	10,049	9,698	351
Trademarks and trade names	1,453	1,108	345	1,563	1,051	512
Other intangible assets	90	39	51	110	25	85
Total	$28,991	$27,933	$1,058	$29,331	$27,752	$1,579

In April 2021, the Company recorded $2.0 million of finite-lived intangible assets for the acquisition of Smarteq, and during the nine months ended September 30, 2022, the Company recorded amortization expense of $0.3 million and foreign currency translation adjustment of $0.2 million. Prior to the acquisition of Smarteq in April 2021, the Company’s intangible assets were fully amortized as of February 2020. During the three months ended September 30, 2021, the Company recorded amortization expense of $0.1 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other intangible assets	.5 to 5 years	3.6

The future amortization expenses are as follows:

Fiscal Year	Amount
2022 (remaining three months)	$76
2023	305
2024	293
2025	288
2026	96
Thereafter	0
Total	$1,058

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

The allowances for accounts receivable consisted of the following:

	September 30, 2022	December 31, 2021
Credit loss provision	$89	$26
Credit allowances	54	38
Total allowances	$143	$64

The Company is exposed to credit losses primarily through the sale of products. The Company’s methodology for expected losses on accounts receivable uses historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of the amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $89 at September 30, 2022 and $26 at December 31, 2021.

The following table summarizes the allowance for credit losses activity during the nine months ended September 30, 2022:

Balance at December 31, 2021	$26
Current period expense for credit losses	63
Balance at September 30, 2022	$89

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing. Inventories as of September 30, 2022 and December 31, 2021 were composed of raw materials, work-in-process and finished goods. The Company had consigned inventory with customers of $0.3 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on identification of inventory where the carrying value is above net realizable value. The allowance for inventory losses was $3.1 million at September 30, 2022 and $4.1 million at December 31, 2021.

Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$7,430	$6,171
Work-in-process	1,275	690
Finished goods	8,025	6,830
Inventories, net	$16,730	$13,691

Prepaid Expenses and Other Assets

Prepaid assets are stated at cost and are amortized over the useful lives (up to one year) of the assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The Company depreciates computer equipment and software licenses over three to five years; office equipment, manufacturing and test equipment, and motor vehicles over five years; furniture and fixtures over seven years; and buildings over 30 years. Leasehold improvements are amortized over the shorter of the corresponding lease term or useful life. Depreciation expense and gains and losses on the disposal of property and equipment are included in cost of revenues and operating expenses in the condensed consolidated statements of operations. Maintenance and repairs are expensed as incurred.

Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Building	$6,922	$6,892
Computers and office equipment	10,189	10,604
Manufacturing and test equipment	14,692	16,305
Furniture and fixtures	1,446	1,455
Leasehold improvements	1,965	3,021
Motor vehicles	20	20
Total property and equipment	35,234	38,297
Less: Accumulated depreciation and amortization	(26,704)	(28,118)
Land	1,770	1,770
Property and equipment, net	$10,300	$11,949

Depreciation and amortization expense was approximately $0.7 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense was approximately $2.2 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 11 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued receipts	$3,230	$4,302
Payroll and other employee benefits	2,822	2,266
Paid time off	1,343	1,284
Right of use assets	553	537
Employee stock purchase plan	471	253
Deferred revenues	441	538
Income and sales taxes	314	415
Warranties	309	257
Customer refunds for estimated returns	301	248
Professional fees and contractors	295	233
Real estate taxes	119	156
Restructuring	0	368
Other	420	260
Total	$10,618	$11,117

Long-term liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Operating leases	$3,252	$3,600
Finance leases	60	92
Deferred revenue	190	181
Other	31	126
Total	$3,533	$3,999

8. Stock-Based Compensation

The condensed consolidated statements of operations include $1.1 million and $0.4 million of stock compensation expense for the three months ended September 30, 2022 and 2021, respectively. The condensed consolidated statements of operations include $3.0 million and $2.0 million of stock compensation expense for the nine months ended September 30, 2022 and 2021, respectively. The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service-based awards	$447	$341	$1,150	$1,435
Performance-based awards (short-term incentive plan)	346	(196)	689	0
Performance-based awards (long-term incentive plan)	278	160	949	394
Employee stock purchase plan	76	67	219	200
Total	$1,147	$372	$3,007	$2,029

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$61	$51	$156	$185
Research and development	163	102	472	384
Sales and marketing	241	73	694	458
General and administrative	682	146	1,685	1,002
Total	$1,147	$372	$3,007	$2,029

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of September 30, 2022:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,946	1.3
Performance-based awards	$2,161	1.7

Service-Based Awards

Restricted Stock

The Company grants both service-based and performance-based stock awards to employees pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. For the annual awards granted to executives and key managers in the nine months ended September 30, 2022 and 2021, respectively, the Company awarded long-term incentives comprised of one-third service-based restricted stock and two-thirds performance-based restricted stock. The Company awarded service-based restricted stock to all other participating employees.

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2021	326,336	$7.76
Shares awarded	233,744	4.66
Shares vested	(166,473)	7.30
Shares cancelled	(3,285)	5.85
Unvested Restricted Stock Awards - September 30, 2022	390,322	$6.12

The intrinsic value of service-based restricted shares that vested during the nine months ended September 30, 2022 and 2021 was $0.8 million and $2.2 million, respectively.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2022:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2021	21,437	$7.23
Units awarded	26,667	4.40
Units vested/Shares awarded	(4,501)	7.33
Units cancelled	(2,000)	6.98
Unvested Restricted Stock Units - September 30, 2022	41,603	$5.42

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2022 and 2021 was $21 and $42, respectively.

Stock Options

The Company may grant employees stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options are subject to installment vesting. Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at September 30, 2022 have a seven-year life. There was no activity related to stock options during the third quarter of 2022.

The following table summarizes information about stock options outstanding under all stock option plans at September 30, 2022:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted Average Exercise Price
$ 5.06 - $ 6.98	4,000	1.67	$0	$6.02	4,000	1.67	$0	$6.02

The intrinsic value is based on the share price of $4.72 on September 30, 2022.

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

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2021	333,153	$8.44
Awards granted	269,618	4.84
Awards cancelled	(18,800)	8.01
Unvested Performance Awards - September 30, 2022	583,971	$6.79

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

The following table summarizes the active performance-based long-term incentive plans at September 30, 2022:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2020 LTIP	$8.70	135,889	237,806	January 1, 2020 through December 31, 2022
2021 LTIP	$8.25	179,797	314,645	January 1, 2021 through December 31, 2023
2022 LTIP	$4.84	268,285	469,499	January 1, 2022 through December 31, 2024
		583,971	1,021,950

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest one year after issuance. In addition, new directors receive a one-time grant that vests over three years. In May 2022, the Company issued 120,768 shares to directors for their annual retainer and committee services. In July 2022, in conjunction with the changes in the directors serving as Chairman of the Board and the Audit Committee Chair positions, an additional 4,033 shares were issued and 4,105 shares were cancelled. The fair value of the service-based restricted shares for directors that vested during the nine months ended September 30, 2022 was $47.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2021	11,534	$6.57
Shares awarded	124,801	4.02
Shares vested	(11,534)	6.57
Shares cancelled	(4,105)	4.02
Outstanding - September 30, 2022	120,696	$4.02

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company withholds shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for taxes. The Company withholds the number of shares it computes as having the value of the relevant withholding tax and remits the tax payment to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.4 million and $0.8 million during the nine months ended September 30, 2022 and 2021, respectively.

9. Benefit Plans

Employee Benefit Plans

The Company’s 401(k) plan covers all U.S. employees beginning the first day of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches employee contributions up to 4% of compensation and may also make discretionary contributions to the 401(k) plan. The Company also contributes to various retirement plans for foreign employees.

The Company’s contributions to retirement plans during the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PCTEL, Inc. 401(k) profit sharing plan - US employees	$187	$184	$593	$540
Defined contribution plans - Foreign employees	55	115	190	322
Total	$242	$299	$783	$862

10. Commitments and Contingencies

Tianjin Manufacturing Restructuring

Due to uncertainties with its Tianjin facility lease and to optimize the cost structure of the antenna product line and create flexibility in antenna manufacturing, the Company initiated a restructuring plan in 2019 to transition manufacturing from its Tianjin, China facility primarily to contract manufacturers in China. The Company substantially completed the transition in the first quarter 2022. For the nine months ended September 30, 2022, the Company incurred restructuring expenses of $1.3 million, including $1.2 million for employee severance and benefits related to the separation of 78 employees and $0.1 million related to fixed assets and facilities. Severance costs were paid from the Company’s cash in its China bank accounts. When the facility transition was completed in April 2022, the Company vacated the Tianjin manufacturing facility and relocated a small team of employees associated with sourcing, quality, and local customer support in a new leased facility in Tianjin, China. See Note 11 for additional information on the Tianjin lease.

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

The following table summarizes the restructuring activity and the status of the reserves during the nine months ended September 30, 2022:

	Tianjin
	Manufacturing	Beijing	Total
Balance at December 31, 2021	$0	$368	$368
Restructuring expense	1,309	0	1,309
Payments made	(1,309)	(368)	(1,677)
Balance at September 30, 2022	$0	$0	$0

The restructuring liability at December 31, 2021 is recorded in accrued liabilities on the accompanying condensed consolidated balance sheet.

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The refund liability related to estimated sales returns was $0.3 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties of up to five years for certain antenna products and test & measurement products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at September 30, 2022 and 2021, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$257	$285
Provisions for warranties	162	64
Consumption of reserves	(110)	(77)
Ending balance	$309	$272

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

The Company's lease cost for the three and nine months ended September 30, 2022 and 2021, respectively, included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$119	$121	$377	$333
Short-term lease costs	10	41	60	123
Variable lease costs	2	5	4	9
Amortization of finance lease assets	12	18	47	53
Interest on finance lease liabilities	1	2	4	6
Total lease cost	$144	$187	$492	$524

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of September 30, 2022:

Year	Operating Leases	Finance Leases
2022 (remaining three months)	$131	$13
2023	668	44
2024	591	33
2025	501	15
2026	494	5
Thereafter	2,180	0
Total minimum payments required	4,565	110
Less: amount representing interest	(804)	(6)
Present value of net minimum lease payments	3,761	104
Less: current maturities of lease obligations	(509)	(44)
Long-term lease obligations	$3,252	$60

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of September 30, 2022:

September 30, 2022
Weighted-average remaining lease term - finance leases	2.7 years
Weighted-average remaining lease term - operating leases	7.8 years
Weighted-average discount rate - finance leases	4.0%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$167	$160	$553	$413
Operating cash flows for finance leases	$1	$2	$4	$6
Financing cash flows for finance leases	$11	$25	$48	$54

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2022 and December 31, 2021:

Leases	Consolidated Balance Sheet Classification	September 30, 2022	December 31, 2021
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,092	$2,289
Finance right-of-use assets	Other noncurrent assets	99	148
Total leased assets		$2,191	$2,437
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$509	$475
Finance lease liabilities	Accrued liabilities	44	62
Noncurrent
Operating lease liabilities	Long-term liabilities	3,252	3,600
Finance lease liabilities	Long-term liabilities	60	92
Total lease liabilities		$3,865	$4,229

The Company completed the transition of antenna manufacturing from its Tianjin, China facility to contract manufacturers during 2022. In April 2022, the Company vacated the manufacturing facility and moved a small team of employees associated with sourcing, quality, and local customer support to a new leased facility in Tianjin, China. The Company entered into a two-year lease ending December 31, 2023 for 1,694 square feet of space in a new office located in Tianjin, China. The Company recognized a present value of the right of use asset of $0.1 million for this new office lease.

As a cost saving initiative, the Company separated all 14 employees from its Beijing office in November 2021 and the Company closed this office in the first quarter of 2022. In April 2022, the Company entered into a two-year office lease ending April 30, 2024 for 350 square feet of office space. The Company recognized a present value of the right of use asset of $0.1 for this new office lease. Four former employees in Beijing were engaged through a third-party employment agency and will provide sales and technical support from the new smaller office.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease and two automotive leases. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023. On the acquisition date, the Company recorded $0.2 million for each of the ROU assets and the lease liabilities. In October 2022, the office lease was extended for 36 months ending July 31, 2026.

12. Borrowings

As part of the Smarteq acquisition, the Company assumed a five-year euro-denominated loan of approximately $0.1 million with an interest rate of 0.57% and originally due in monthly installments from June 2022 until May 2026. The loan was part of a program from the French Ministry of Economy and Finance as financial support for French businesses during the COVID-19 pandemic. In September 2022, the Company repaid the principal and interest due on the loan.

13. Income Taxes

The Company recorded an income tax benefit of $0.4 million for the nine months ended September 30, 2022, and income tax expense of $17 for the nine months ended September 30, 2021. The income tax benefit recorded for the nine months ended September 30, 2022 differs from the statutory rate primarily because it reflects a $0.4 million benefit related to a partial reversal of the valuation allowance, established in connection with the acquisition of Smarteq, for Swedish deferred tax assets. The expense recorded for the nine months ended September 30, 2021 differed from the Federal statutory rate of 21% primarily because the Company maintains a full valuation allowance on its deferred tax assets in all jurisdictions.

The Company’s valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. The Company had deferred tax assets net of deferred tax liabilities of $14.6 million at September 30, 2022 and $15.3 million at December 31, 2021. By jurisdiction at September 30, 2022, $11.9 million was associated with the U.S., $1.1 million was associated with China, and $1.6 million was associated with Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance.

The Company’s federal NOLs generated in 2018 and later periods will not expire, but the Company’s NOLs generated through December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. The Company has met its projections in 2022, but did not meet its projections in 2020 or 2021. While the Company believes its financial outlook remains positive, the Company’s performance versus its projections in both of the prior two years is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard in the current year through objectively verifiable data. Under the accounting standards, objective verifiable evidence has greater weight than subjective evidence such as the Company’s projections for future growth. In addition, the Company faces uncertainties from recent macroeconomic trends, including inflationary pressures, the economic downturn and the potential for a recession. As a result of all these factors, the Company maintained a full valuation allowance on its U.S. deferred tax assets at September 30, 2022.

The pre-tax profits for the Sweden jurisdiction were positive in 2021 and have increased in 2022 due to higher revenues and profit margins. With revenue from new and existing customers, the revenue and profit forecast has increased for 2023. The Company considers the three-year cumulative income in the Sweden jurisdiction and the fact that the Company exceeded its projections associated with the Sweden jurisdiction for 2021 and 2022 as positive evidence of the ability to utilize a portion of its deferred tax assets. Thus, the Company recorded a partial reversal of the valuation allowance for the deferred tax assets associated with the Sweden jurisdiction.

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its U.S. and China net deferred tax assets and a partial valuation allowance on its Sweden net deferred tax assets. Any U.S. or Chinese tax benefits or tax expense recorded on its consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2018 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2017 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit was $0.8 million at September 30, 2022 and December 31, 2021.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, the Company deferred the employer portion of social security taxes and applied for a refund of its Alternative Minimum Tax credit. As of September 30, 2022, the Company had deferred $0.2 million of payroll taxes which will be paid by December 31, 2022.

14. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$18,653	$7,683	$(348)	$25,988
Gross Profit	$6,562	$5,544	$(170)	$11,936
Gross Profit %	35.2%	72.2%	NA	45.9%

	Nine Months Ended September 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$53,310	$20,698	$(502)	$73,506
Gross Profit	$17,435	$15,466	$(205)	$32,696
Gross Profit %	32.7%	74.7%	NA	44.5%

	Three Months Ended September 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$16,686	$5,921	$(196)	$22,411
Gross Profit	$5,655	$4,635	$(36)	$10,254
Gross Profit %	33.9%	78.3%	NA	45.8%

	Nine Months Ended September 30, 2021
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$43,971	$18,540	$(712)	$61,799
Gross Profit	$14,578	$14,057	$(102)	$28,533
Gross Profit %	33.2%	75.8%	NA	46.2%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2022	2021	2022	2021
Europe, Middle East & Africa	20%	23%	21%	23%
Asia Pacific	7%	9%	6%	8%
Other Americas	3%	3%	3%	4%
Total Foreign sales	30%	35%	30%	35%

Customer Concentration:

The following table represents the customers that accounted for 10% or more of revenues during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2022	2021	2022	2021
Customer C	18%	5%	15%	8%
Customer A	11%	2%	9%	4%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	September 30, 2022	December 31, 2021
Customer A	27%	5%
Customer C	9%	9%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.3 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets. The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets. The product return asset was $0.1 million at September 30, 2022 and December 31, 2021.

There were no contract assets at September 30, 2022 or December 31, 2021. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The contract liability was $0.7 million and $0.9 million at September 30, 2022 and December 31, 2021, respectively. The Company recognized revenue of $1.2 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL,” the “Company,” “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements include, but are not limited to, statements concerning our future financial performance; growth of our antennas and Industrial IoT business and our test and measurement business; the impact of the acquisition of Smarteq on the Company’s ability to offer additional products, expand in the European market and through distribution channels, and generate revenue; the impact of our transition plan for manufacturing inside and outside China; the impact of the COVID-19 pandemic and the ensuing supply chain disruptions; the impact of geopolitical conditions, including the ongoing conflict in Ukraine and related sanctions, disruption in petroleum and other markets; inflation, economic weakness, and potential recession; and the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver), agriculture and intelligent transportation. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to, the impact of adverse and uncertain economic and political conditions in the U.S. and international market, including inflationary pressures, economic downturn, and the potential for a recession; inflation and increases in product and material costs; competition within the wireless product industry; volatility and delays in customer demand caused by the COVID-19 pandemic and/or the war in Ukraine, or the economic slowdown; the impact of uncertainty in our supply chain, as well as labor shortages and shipping delays and disruptions; our ability to accurately forecast demand for our products; our ability to successfully integrate Smarteq and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of tariffs on certain imports from China; delays in our sales cycles resulting in the cancellation of purchases of our products; macroeconomic conditions, including inflation and increased in product and material costs; and our ability to grow our business and create, protect and implement new technologies and solutions. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial Internet of Things ("IoT") devices, antennas, and test & measurement products. We solve complex wireless challenges to help organizations stay connected, transform, and grow. We have a strong brand presence and expertise in radio frequency (“RF”), digital and mechanical engineering. We have two businesses (antennas/Industrial IoT devices and test & measurement products) that address three market segments: Enterprise Wireless, Intelligent Transportation, and Industrial IoT. Our antennas and Industrial IoT devices include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management and transit systems, and in network equipment and devices for Industrial IoT. Our test & measurement products improve the performance of wireless networks globally. Mobile operators, neutral hosts, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly innovating and improving antenna and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

Antennas and Industrial IoT devices

PCTEL designs and manufactures precision antennas and Industrial IoT devices, and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. Market opportunities for this product line are driven by the increased use and complexity of wireless communications.

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

Our strategy is to provide a “toolbox” of hardware solutions to our existing OEMs and distributors for Industrial IoT systems. We provide all of the field hardware required for wireless Industrial IoT systems - antennas, ruggedized Wi-Fi access points, radio modules, and integrated cellular sensors for Industrial IoT. Our go-to-market strategy for this sector is to sell more RF hardware components to our customers that traditionally purchase antennas from PCTEL.

Test & Measurement Products

PCTEL provides RF test & measurement products that improve the performance of wireless networks globally, with a focus on LTE, public safety, and 5G technologies. Market opportunities for this product line are driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G, 4G to 5G) and new market applications for public safety and government. The market applications for our test & measurement equipment includes cellular testing, public safety and private radio network testing, federal government communications testing, and indoor building network testing. Our portfolio includes scanning receivers, scanning receiver software, public safety solutions, interference location systems, mmwave transmitters, and a cloud-based reporting platform.

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

Consistent with our mission to solve complex network engineering problems and to compete effectively in the RF test & measurement market, we maintain expertise in the following areas: RF engineering, digital signal processing (“DSP”) engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Competitors for our test & measurement products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, Rohde and Schwarz, and Viavi.

COVID-19 Update

The COVID-19 pandemic and associated counter-acting measures implemented by governments and businesses around the world, as well as subsequent recoveries in global business activity, continue to contribute uncertainty in the global business environment and has led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, and as well as increased inflationary pressures. Currently our expectation is that the impact of cost inflation, including as well as supplier component input availability will continue throughout 2022.

We continue to closely monitor the risks posed by COVID-19 and the guidance from relevant authorities. We adjust our health and safety protocols and practices accordingly, as we have throughout the pandemic. We will also continue to proactively respond to the situation and may take further actions that alter our business activity as may be required by governmental authorities or that we determine are in the best interests of our employees and operations.

Third Quarter Overview

Revenues for the three months ended September 30, 2022 were $26.0 million, an increase of 16.0% compared to $22.4 million for the same period in 2021. By product line, revenues increased by $1.8 million (29.8%) to $7.7 million for test & measurement products and increased by $2.0 million (11.8%) to $18.6 million for antennas and Industrial IoT devices. The increase in revenues for antennas and

Industrial IoT devices was primarily due to higher revenues with antennas for fleet applications and a full quarter of revenues related to sales of Smarteq products. Gross profits of $11.9 million for the quarter increased by $1.7 million (16.4%) compared to the same period in 2021, primarily due to the revenue increases for both product lines. Operating expense of $10.6 million was $1.0 million higher (10.7%) than in the third quarter 2021. The increase in operating expense is from higher incentive compensation expenses, travel and marketing expenses. The net impact of these changes resulted in income before tax of $1.5 million for the third quarter of 2022 compared to the income before tax of $0.7 million in the third quarter 2021.

Revenues for the nine months ended September 30, 2022 were $73.5 million, an increase of 18.9% compared to $61.8 million for the same period in 2021. By product line, revenues increased by $2.2 million (11.6%) to $20.7 million for test & measurement products and increased by $9.3 million (21.2%) to $53.3 million for antennas and Industrial IoT devices. The increase in revenues for test & measurement products was driven by growth in products for public safety applications. The increase in revenues for antennas and Industrial IoT devices was primarily due to revenues for fleet applications and from the inclusion of nine months of revenues related to the acquisition of Smarteq. Gross profits of $32.7 million increased by $4.2 million (14.6%) compared to the same period in the prior year due to the higher revenues in both product lines. Operating expense of $32.6 million was $3.9 million higher (13.7%) than the same period in the prior year. The increase results from additional restructuring expenses of $1.3 million, higher incentive compensation expenses, travel and marketing expenses, as well as inclusion of nine months of Smarteq’s operating expenses. The net impact of these changes resulted in an increase in our income before tax of $0.6 million and an increase to net income of $1.0 million for the nine months ended September 30, 2022 compared to the same period in 2021.

Our cash and investments decreased by $0.3 million during the third quarter 2022 as we generated free cash flow of $1.0 million and paid our quarterly dividend of $1.0 million. As of September 30, 2022, we had cash and investments of $28.0 million and no debt.

Smarteq Acquisition

On April 30, 2021, we acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden that designs antennas for specialized Industrial IoT and vehicular applications, pursuant to a Share Sale and Purchase Agreement between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash. We believe the acquisition of Smarteq provides us with a strong local presence, expertise for our antenna product line, and channel partners to accelerate our growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide. The results for Smarteq are combined with the Company’s antenna and Industrial IoT devices product line.

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

(in thousands)

Revenues by Product Line

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

Antennas & Industrial IoT Devices	$18,653	$16,686	$1,967	11.8%
Test & Measurement Products	7,683	$5,921	1,762	29.8%
Corporate	(348)	$(196)	(152)	not meaningful
Total	$25,988	$22,411	$3,577	16.0%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

Antennas & Industrial IoT Devices	$53,310	$43,971	$9,339	21.2%
Test & Measurement Products	20,698	18,540	2,158	11.6%
Corporate	(502)	(712)	210	not meaningful
Total	$73,506	$61,799	$11,707	18.9%

Revenues increased 16.0% for the three months ended September 30, 2022 compared to the same period in 2021 due to higher revenues for both i) antennas and Industrial IoT devices and ii) the test & measurement product lines. Revenues for the test & measurement product line increased 29.8% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to higher revenues in the U.S. for scanning receivers with 5G technologies. For the three months ended September 30, 2022, revenues increased for the antenna product line by 11.8% compared to the same period in 2021 due to higher revenues from fleet applications in the agriculture market.

Revenues increased 18.9% for the nine months ended September 30, 2022 compared to the same period in 2021 due to higher revenues for both i) antennas and Industrial IoT devices and ii) test & measurement products. For the nine months ended September 30, 2022, revenues increased for antennas and Industrial IoT devices by 21.2% compared to the same period in 2021 due to higher revenues of antennas for fleet applications for agriculture and inclusion of nine months of revenues from the Smarteq. Revenues for the test & measurement product line increased 11.6% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to higher revenues in the U.S. for scanning receivers with 5G technologies.

Gross Profit by Product Line

	Three Months Ended September 30,
	2022	% of Revenues	2021	% of Revenues

Antennas & Industrial IoT Devices	$6,562	35.2%	$5,655	33.9%
Test & Measurement Products	5,544	72.2%	$4,635	78.3%
Corporate	(170)	not meaningful	(36)	not meaningful
Total	$11,936	45.9%	$10,254	45.8%

	Nine Months Ended September 30,
	2022	% of Revenues	2021	% of Revenues

Antennas & Industrial IoT Devices	$17,435	32.7%	$14,578	33.2%
Test & Measurement Products	$15,466	74.7%	$14,057	75.8%
Corporate	$(205)	not meaningful	$(102)	not meaningful
Total	$32,696	44.5%	$28,533	46.2%

The gross profit percentage for the three months ended September 30, 2022 was approximately the same as in the same period in 2021. The gross profit percentage for the antennas and Industrial IoT devices increased by 1.3% for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to lower freight costs. The gross margin percentage for test & measurement products was lower by 6.1% in the third quarter 2022 compared to the prior year primarily due to product mix but also from higher component costs.

The gross profit percentage decreased by 1.7% for the nine months ended September 30, 2022 compared to the same period in 2021 due to a higher mix of antennas and IoT devices and due to lower gross margin percentages for both product lines. The gross profit percentage for antennas and Industrial IoT devices was lower by 0.5% for the nine months ended September 30, 2022 compared to the same period in 2021 due to product mix and higher logistics costs. The gross profit percentage for test & measurement products decreased by 1.1% for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to product mix.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2022	Change	2021	2022	2021
Research and development	$3,178	$(160)	$3,338	12.2%	14.9%
Sales and marketing	3,600	253	3,347	13.9%	14.9%
General and administrative	3,705	888	2,817	14.3%	12.6%
Amortization of intangible assets	63	(17)	80	0.2%	0.4%
Restructuring expenses	57	58	(1)	0.2%	0.0%
Total	$10,603	$1,022	$9,581	40.8%	42.8%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2022	Change	2021	2022	2021
Research and development	$9,784	$30	$9,754	13.3%	15.8%
Sales and marketing	10,910	1,413	9,497	14.8%	15.4%
General and administrative	10,399	1,171	9,228	14.1%	14.9%
Amortization of intangible assets	201	66	135	0.3%	0.2%
Restructuring expenses	1,309	1,250	59	1.8%	0.1%
Total	$32,603	$3,930	$28,673	44.3%	46.4%

Research and development expenses were lower by $0.2 million for the three months ended September 30, 2022, compared to the same period in 2021 primarily due to the termination of engineering employees in Beijing, China that occurred during the fourth quarter 2021.

Research and development expenses were approximately the same for the nine months ended September 30, 2022, compared to the same period in 2021 as the higher development expenses for new test & measurement products and inclusion of nine months of Smarteq’s expense for research and development offset the reduction in expense resulting from the termination of engineering employees in Beijing, China during the fourth quarter 2021.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses increased $0.3 million for the three months ended September 30, 2022 compared to the same period in 2021 due to higher employee related expenses, and higher travel and marketing expenses.

Sales and marketing expenses increased $1.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to higher employee-related expenses, higher travel and marketing expenses, and the inclusion of nine months of Smarteq’s expenses.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.9 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to increased expenses for cash-based incentive compensation programs.

General and administrative expenses increased by $1.2 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to increased expenses for cash-based incentive compensation programs and inclusion of nine months of Smarteq’s expenses.

Amortization of intangible assets within operating expenses was $0.1 million for the three months ended September 30, 2022 and $0.2 million for the nine months ended September 30, 2022, which relates to amortization of intangible assets from the Smarteq acquisition.

Restructuring expenses relate to expenses for the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers. Restructuring expenses of $0.1 million for three months ended September 30, 2022 and $1.3 million for nine months ended September 30, 2022, consisted primarily of employee severance and payroll related costs associated with the termination of 78 Tianjin-based employees during the nine months ended September 30, 2022.

Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$75	$6	$125	$37
Foreign exchange gains (losses)	114	(10)	188	(54)
Other, net	16	0	17	7
Total	$205	$(4)	$330	$(10)
Percentage of revenues	0.8%	(0.0)%	0.4%	(0.0)%

Other income, net consists of interest income, foreign exchange gains, and interest expense. Interest income from investment securities increased during the three and nine months ended September 30, 2022 compared to the prior year, due to higher market interest rates. Foreign exchange gains during the three and nine months ended September 30, 2022 and 2021 were related to changes in the exchange rate between the Swedish Krona and the U.S. dollar as well as between the Chinese Yuan and the U.S. dollar.

Expense for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expense for income taxes	$(434)	$5	$(396)	$17
Effective tax rate	(28.2)%	0.7%	(93.6)%	(11.3)%

We recorded an income tax benefit of $0.4 million for the nine months ended September 30, 2022 and income tax expense of $17 for the nine months ended September 30, 2021. The income tax benefit recorded for the nine months ended September 30, 2022 differs from the statutory rate primarily because it reflects a $0.4 million benefit related to a partial reversal of the valuation allowance, established in connection with the acquisition of Smarteq, for Swedish net deferred tax assets. The expense recorded for the nine months ended September 30, 2021 differed from the Federal statutory rate of 21% primarily because we maintained a full valuation allowance on our deferred tax assets.

On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. The valuation allowance against our deferred tax assets was $14.2 million at September 30, 2022 and $15.0 million at December 31, 2021. At September 30, 2022, the deferred tax assets consist of U.S. deferred tax assets of $11.9 million and Non-U.S. deferred tax assets of $2.7 million.

We recorded pretax book income for the nine months ended September 30, 2022 and pretax book income during 2021. Based on a three-year cumulative income for the Sweden jurisdiction, a sequential increase in pre-tax profits during 2022 and a higher revenue and profit forecast for 2023 supported by new customer contracts, we partially reversed the valuation allowance for net deferred tax assets for the Sweden jurisdiction and recorded an income tax benefit of $0.4 million because we believe that we will be able to utilize a portion of the net operating losses in the Sweden jurisdiction. For U.S. deferred tax assets, we believe our financial outlook remains positive. However, recent macroeconomic trends, including the current environment of inflationary pressures, an economic downturn and potential for a recession have created a high level of uncertainty. Due to this uncertainty, as well as difficulties with forecasting financial results historically, we maintained a full valuation allowance on our U.S. and Chinese deferred tax assets at September 30, 2022. The analysis that we prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance. See Note 13 to the condensed consolidated financial statements for more information related to income taxes.

Net Income (Loss)

We recorded net income of $2.0 million for the three months ended September 30, 2022 compared to a net income of $0.7 million for the same period in 2021, as higher gross profits from an increase in revenues offset higher operating expenses. Operating expenses were higher by $1.0 million due to higher expenses for incentive compensation expenses and travel expenses.

We recorded a net income of $0.8 million for the nine months ended September 30, 2022 compared to a net loss of $0.2 million for the same period in 2021, as higher profits from an increase in revenues and higher other income offset higher operating expenses. Operating expenses were higher by $3.9 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to higher restructuring expenses of $1.3 million, higher sales and marketing expenses of $1.4 million, and higher general and administrative expenses of $1.2 million. Other income increased due to higher interest income and foreign exchange gains. We recorded an income tax benefit of $0.4 million related to a partial reversal of the valuation allowance for net deferred tax assets related to our Swedish jurisdiction.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$1,421	$6,371
Investing activities	$(135)	$4,259
Financing activities	$(3,088)	$(6,631)
Net (decrease) increase in cash and cash equivalents	$(1,802)	$3,999

	September 30,	December 31,
	2022	2021
Cash and cash equivalents at the end of period	$5,858	$8,192
Short-term investments at the end of period	$22,147	$22,562
Working capital at the end of period	$49,850	$48,620

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

At September 30, 2022, our cash, cash equivalents, and short-term investments were approximately $28.0 million, and we had working capital of $49.9 million. Throughout the COVID-19 pandemic, we have proactively managed our costs and our working capital in order to protect our financial position and maintain our workforce. Management believes our cash and investments provide adequate liquidity and working capital for the next twelve months from the date of the Quarterly Report on Form 10-Q to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending).

Operating Activities:

Operating activities generated $1.4 million of cash during the nine months ended September 30, 2022. We generated $6.1 million of cash from our statement of operations and used $4.7 million for the balance sheet. The balance sheet reflects a net use of cash primarily due to net increases in accounts receivable and inventories. Accounts receivable increased by $2.1 million during the nine months ended September 30, 2022 due to higher sequential revenues. Net inventories were $3.4 million higher at September 30, 2022 compared to year end 2021 as a result of increases in inventories for both test & measurement products and antennas and Industrial IoT devices. Inventories were higher because we made some strategic decisions to increase our inventories to keep us in front of supply chain constraints and also because of temporary delays with certain antenna customer orders due to their supply chain constraints with chipsets.

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

Investing Activities:

Our investing activities used $0.1 million of cash during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, redemptions and maturities of our investments provided $22.4 million in funds and we rotated $22.0 million of cash into new investments. We used $0.6 million for capital expenditures during the nine months ended September 30, 2022.

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

Financing Activities:

We used $3.1 million in cash for financing activities during the nine months ended September 30, 2022. We used $3.0 million for quarterly cash dividends and $0.4 million for payroll taxes related to restricted stock awards. This was offset by proceeds from the issuance of common stock for our ESPP, which provided $0.4 million for the nine months ended September 30, 2022.

We used $6.6 million in cash for financing activities during the nine months ended September 30, 2021. We used $3.0 million for quarterly cash dividends, $3.2 million for share repurchases, and $0.8 million for payroll taxes related to stock-based compensation in this period. The tax payments related to restricted stock awards. this was offset by proceeds from the issuance of common stock for our ESPP, which provided $0.4 million for the nine months ended September 30, 2021.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancelable purchase obligations. Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$24,713	$23,180	$1,532	$1	$0

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See our 2021 Form 10-K (Item 7A). As of September 30, 2022, there have been no material changes in this information.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of September 30, 2022, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See our 2021 Form 10-K (Item 1A). As of September 30, 2022, there have been no material changes in this information.

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
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 9, 2022

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2022