Form 10-K
period 2022-12-31
PC TEL INC
filed 2023-03-16
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, there were 18,677,851 shares of the registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2022) was approximately $86,104,893. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

18,990,921 shares of common stock were issued and outstanding as of March 13, 2023.

Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement (the “Definitive Proxy Statement”) relating to its 2023 Annual Stockholders’ Meeting are to be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then the registrant will file an amendment to this Annual Report on Form 10-K within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

PCTEL, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

Item 1: Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements include, but are not limited to, statements concerning our future financial performance; growth of our antenna solutions and Industrial Internet of Things (“Industrial IoT”) IoT business and our test and measurement business; our ability to continue to innovate new products; our ability to expand product lines in the European market and through distribution channels; the impact of our transition plan for manufacturing inside and outside China; the impact of the COVID-19 pandemic and the ensuing supply chain disruptions; the impact of geopolitical conditions, including the ongoing war in Ukraine and related sanctions and disruption in petroleum and other markets; the impact economic conditions, including inflation, higher interest rates, economic weakness, and potential recession; the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver) agriculture and intelligent transportation; and the anticipated growth of public and private wireless systems. These statements are based on management’s current expectations, and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to, the impact of adverse and uncertain economic and political conditions within and outside the U.S., including inflationary pressures, higher interest rates, economic downturn, the potential for a recession, and the ongoing war in Ukraine; inflation and increase in product and material costs; competition within the wireless product industry; disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and the impact of the pandemic and the ensuing supply chain disruption on our results of operations, financial condition and stock price; our ability to accurately forecast demand for our products; our ability to continue to successfully integrate Smarteq and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of tariffs on certain imports from China; delays in our sales cycles resulting in the cancellation of purchases of our products; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments; our ability to access the government market and create demand for our products; the Company's ability to expand its European presence and benefit from additional antenna and Industrial IoT product offerings from Smarteq; and our ability to grow our business and create, protect and implement new technologies and solutions. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

Overview

PCTEL, Inc. (‘PCTEL’, the ‘Company’, ‘we’, ‘ours’, and ‘us’) was incorporated in California in 1994 and reincorporated in Delaware in 1998. PCTEL is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antenna systems, and test and measurement solutions. We strive to solve complex wireless challenges to help organizations stay connected, transform, and grow. We believe we have a strong brand presence and expertise in radio frequency (“RF”), digital and mechanical engineering. We have two product lines (antennas/Industrial IoT devices and test & measurement). Our antenna products include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management, IoT applications, and transit systems. Our Industrial IoT devices include ruggedized access points, IoT interface cards and IoT sensor platforms for applications such as logistics, remote monitoring and control. Our test & measurement products are designed to improve the performance of wireless networks globally. Mobile operators, private enterprises, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly seeking to innovate and improve antenna and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

In 2021, we acquired all the outstanding stock of Smarteq Wireless Aktiebolag, a Swedish company based in Kista, Sweden, that designs antennas for specialized Industrial IoT and vehicular applications (“Smarteq”), pursuant to a SPA between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq (the “Agreement”). PCTEL paid cash consideration of SEK 56.8 million ($6.8 million) at the close of the transaction, all of which was provided from PCTEL’s existing cash. Smarteq owned all the outstanding stock of SAS Smarteq France (“Smarteq France”), which engaged in sales of Smarteq products. Smarteq France was merged into Smarteq Wireless Aktiebolag on November 1, 2022. We believe the acquisition of Smarteq provides a strong European presence, expertise, and channel partners that we expect will accelerate our growth in Europe, as well as a complementary portfolio of products for our Industrial IoT and intelligent transportation customers worldwide. The results for Smarteq are combined with the Company’s antenna and Industrial IoT device product line.

Antennas and Industrial IoT Devices

PCTEL designs and manufactures precision antennas and Industrial IoT devices, and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. Revenue growth in these markets is driven by the increased use and complexity of wireless communications.

Our antenna portfolio includes Wi-Fi, Bluetooth, Land Mobile Radio (“LMR”), Tetra, Global Navigation Satellite System (“GNSS”), Cellular, Industrial, Scientific, and Medical (“ISM”), Long Range (“LoRa”), and combination antenna solutions. The market applications for our antennas include public safety communications, military communications, utilities & energy, precision agriculture, smart traffic management, Electric Vehicle (“EV”) charging stations, passengers and cargo vehicles, forestry machinery & off-road vehicles. For smart traffic management, we provide antenna systems for smart roadways and smart rail. Fleet antennas for public safety, including police vehicles, is a key market. We not only manufacture the antennas, but we also provide engineering design services to determine the layout of multi-antenna installations to minimize potential interference between each antenna element. Our customized solutions often result in general purpose products with advance capabilities, such as multi-element antenna systems in a single radome. These systems can include several LTE bands, Wi-Fi bands and GPS navigation elements, all in one housing. An antenna designed for one application can be modified to be used for other applications.

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

Test & Measurement Products

PCTEL provides RF test & measurement products that improve the performance of wireless networks globally, with a focus on LTE, public safety, and 5G technologies. Revenue growth in this market is driven by the implementation and roll out of new wireless technology standards (i.e., 3G to 4G, 4G to 5G) and new market applications for public safety and government. The market applications for our test & measurement equipment includes cellular testing, public safety and private radio network testing, federal government communications testing, and indoor building network testing. Our portfolio includes scanning receivers, scanning receiver software, public safety solutions, automated spectrum monitoring solutions, interference location systems, mmwave transmitters, and a cloud-based reporting platform.

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

We provide test & measurement equipment to test in-building communication capability which is important for first responders, to certify buildings meet certain in-building wireless communication standards, and to test public safety networks, including P25, Tetra and digital mobile radio (“DMR”).

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

Our test & measurement solutions for the cellular market is sold directly to wireless carriers, engineering service providers, and rental companies or to OEMs who integrate our products into their solutions which are then sold to wireless carriers. Our test & measurement solutions for public safety markets is sold to distributors and other engineering service providers.

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

We have approximately 124 patents and over 51 patents pending in the U.S. and other countries. The patent submissions are primarily for defensive purposes rather than for potential license revenue generation.

Sales, Marketing and Support

Our marketing strategy is focused on building market awareness and acceptance of new products. Our Global Marketing group is responsible for promotion and lead generation through managing our website, managing trade shows, social media, webinars and general material generation. Our sales function is managed under the Vice President, Global Sales who has primary responsibility for revenue generation and oversight of the worldwide sales force. PCTEL’s direct sales force is technologically sophisticated, and sales executives have strong industry domain knowledge. Our customers include OEMs, wireless equipment distributors and rental companies, public and private carriers, wireless infrastructure providers, and value-added resellers (“VARs”). Our direct sales force supports the sales efforts of our distributors and OEM resellers.

Manufacturing

We have historically done final assembly of most of our antennas in-house at our facilities in Tianjin, China, and Bloomingdale, Illinois. To optimize the cost structure of our antennas and reduce our fixed costs in China, we transitioned most of the manufacturing activities from our Tianjin facility to contract manufacturers in China and elsewhere. This transition was completed during the first quarter 2022. The antennas related to the Smarteq acquisition are manufactured at contract manufacturers in Europe and Asia. We do final assembly of all our test & measurement products in-house at our facility in Clarksburg, Maryland.

By transitioning some of our manufacturing to multiple contract manufacturers with a variety of expertise, we avoid becoming dependent on any specific contract manufacturer. If any contract manufacturer is unable to provide timely or satisfactory services for us, our other contract manufacturers will be available, provided, however, that transitioning production to a different contract manufacturer could cause delays, disruption and additional costs that could negatively impact timely delivery of our products and our earnings therefrom. We have no material guaranteed supply contracts or long-term agreements with any of our suppliers, but we do have open purchase orders with several of our suppliers. As discussed elsewhere, we have we experienced higher freight and logistics costs and our business has been impacted by increased costs in materials, as well as component part shortages.

Human Capital

Our employees are among our most valuable assets and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team.

We recognize that attracting, developing, and retaining skilled talent and promoting a diverse and inclusive culture are essential to maintaining our leadership positions in the markets we serve. We offer employees competitive compensation and benefits, and resources to continuously improve their skills and performance with the goal of further cultivating the diversity and expertise in our global businesses to fill key positions. We seek to hire people who share our values. We value technology, innovation, and the achievement of customer-driven success. We expect our employees to act with integrity, fairness, and respect. We invest in talent development and recognize that the growth and development of our employees is essential for our continued success.

The full-time equivalent employees by geography and functional area as of December 31, 2022 were as follows:

December 31, 2022
Operations:
U.S.	73
Rest of World	9
82
Engineering:
U.S.	45
Rest of World	3
48
Sales & Marketing:
U.S.	37
Rest of World	15
52
Administration:
U.S.	27
Rest of World	4
31
Total:
U.S.	182
Rest of World	31
213

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website is located at the following address: www.pctel.com. The information within, or that can be accessed through our website is not part of this Form 10-K. Further, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A: Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

A portion of our manufacturing, procurement, research and development, product management, and sales are conducted outside the United States. There are a number of risks inherent in doing business in foreign countries, including: (i) fluctuations in the value of the U.S. dollar relative to other currencies, and in particular the impact of a re-valuation of the Chinese Yuan, Swedish Krona, and Euro; (ii) impact of tariffs or other trade-restrictive cost or regulations among the countries in which we do business; (iii) difficulties in repatriation of earnings; (iv) disruption to our supply chain, whether as a result of the spread of COVID-19 or other factors which limit our ability to import materials and export products; (v) nationalist sentiment creating advantages for our competitors in their home countries; (vi) impact of labor unrest (vii) unexpected legal or regulatory changes, particularly changes to environmental, labor or manufacturing regulations; (viii) lack of sufficient protection for intellectual property rights and the risk of theft and forced transfer of intellectual property; (ix) difficulties in recruiting and retaining personnel and managing international operations;(x) under-developed infrastructure; and (xi) other unfavorable political or economic factors which could include nationalization of the wireless communications or related industries. If we are unable to successfully manage these and other risks pertaining to our international activities, our operating results, cash flows and financial position could be materially and adversely affected.

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

Adverse and uncertain economic conditions in the U.S. and other countries, including inflation, higher interest rates, economic weakness, and potential recession, may have an adverse effect on our operating results, cash flows and financial position. Economic conditions can be negatively impacted by market cycles, as well as by a variety of factors such as the spread or fear of spread of contagious diseases (such as COVID-19), man-made or natural disasters (including events related to climate change), severe weather, actual or threatened hostilities or war (such as ongoing conflict between Russia and Ukraine), terrorist activity, political unrest, civil strife and other geopolitical uncertainty. In connection with ongoing conflict between Russia and Ukraine, governments in the U.S., the U.K. and the E.U. have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, Belarus, and certain parts of Ukraine. The current sanctions as well as any further escalation of geopolitical tensions, including potential destabilizing effects that the war in Ukraine may pose for the European continent or the global oil and natural gas markets, could have material adverse impacts on the markets where we do business, which could, in turn, adversely affect our business and/or our supply chain.

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

We have limited in-house manufacturing capability. We assemble antennas in our facility in Bloomingdale, Illinois and a significant portion of our antennas are manufactured by contract manufacturers in China and elsewhere. We do final assembly of our test & measurement products at our Clarksburg, Maryland facility, where we also add our proprietary software to the completed hardware platforms we design and have manufactured to our specifications. We may experience delays, disruptions, or capacity constraints or quality control problems at our assembly facilities, which could result in lower yields or delays of product shipments to our customers. Any disruption of our own or contract manufacturers' operations could cause delayed product delivery, which could negatively impact our sales, competitive reputation, and position. Moreover, if we do not accurately forecast demand for our products, we will have excess or insufficient parts to build our products, either of which could materially affect our operating results and may lead to obsolete inventory.

During 2022 our operations were impacted by global shortages of key electronic components for our products, and we have experienced long-lead times due to freight congestion and delays. We have increased inventory levels to limit the negative impact of component shortages and long-lead times. However, the impact of cost inflation, as well as, supplier component input availability may continue or worsen in 2023, and ultimately may have an adverse impact on our results of operations, financial condition and stock price.

In addition, if for any reason our suppliers discontinue manufacturing materials used in our products, we would be forced to incur the time and expense of finding a new supplier or to modify our products in such a way that such materials were not necessary. Either of these alternatives could result in increased manufacturing costs which we may not be able to pass along to our customers in increased prices.

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

The COVID-19 pandemic resulted in a global health crisis that has adversely affected global economies, financial markets, and businesses and also caused disruption in both supply and demand for our products. Many components were difficult to obtain or were discontinued by the manufacturers resulting in manufacturing delays and necessitating a redesign of several of our products. We also experienced higher freight and logistics costs and our business has been impacted by increased costs in materials, as well as component part shortages. Although we have seen improvements, cost increases and logistics and supply chain constraints may persist or worsen in 2023, and ultimately may have an adverse impact on our results of operations and financial condition.

Shutdowns of companies and facilities as well as economic and budgetary uncertainties negatively impacted demand. While spread of the pandemic has slowed and certain of the challenges have abated, the extent to which our operations may be impacted by the COVID-19 pandemic going forward will depend on future developments that are highly uncertain, including the level of spread and emergence of variants and actions by governments and private enterprises to address such matters.

As the pandemic continues, we may experience additional adverse impacts on our operational and commercial activities, including rising costs, volatility in customer orders and purchases and inability to procure components and deliver finished products on time, which may be material. Furthermore, the pandemic has impacted, and may further impact, the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the continuing uncertainties surrounding the pandemic, we are unable to predict the ultimate impact that it will have on our financial position, operating results and cash flows in future periods.

Future acquisitions, business combinations, and investments may not yield their intended benefits and our failure to successfully integrate acquisitions into our existing operations could adversely affect our business.

We may make acquisitions of or make large investments in, businesses that offer products and technologies that we believe would complement our products, including wireless products and technology. We may also acquire or invest in businesses that we believe could expand our distribution channels. Even if we were to announce an acquisition, we may not be able to complete it. Additionally, any future acquisition or substantial investment would present numerous risks, including:

•
difficulty in integrating the technology, operations, internal accounting controls or work force of the acquired business with our existing business,
•
disruption of our on-going business,
•
difficulty in realizing the potential financial or strategic benefits of the transaction,
•
the diversion of management's attention from our existing business,
•
potential unknown liabilities associated with a business that we acquire or which we invest,
•
new and proposed regulations limiting the enforcement of noncompetition and nonsolicitation agreements,
•
difficulty in maintaining uniform standards, controls, procedures, and policies,
•
tax, employment, logistics, and other related issues unique to international organizations and assets we acquire,
•
possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel, and
•
impairment of assets related to resulting goodwill, and reductions in our future operating results from amortization of intangible assets.

We expect that future acquisitions may be paid in cash, shares of our common stock, or a combination of cash and our common stock. If consideration for a transaction is paid in common stock, this would further dilute our existing stockholders. We may also incur debt to pay for an acquisition which could impose restrictive covenants on how we conduct our business. In connection with any future acquisitions, including those acquisitions that we do not complete, we may incur significant transaction costs. We are required to expense such as transaction costs are incurred, which may have a material adverse impact on our financial results.

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

Legislative or regulatory initiatives related to climate change concerns and other environmental, social and governance initiatives may negatively affect our business.

Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could adversely affect our business. There is increasing societal pressure to limit greenhouse gas emissions. Initiatives, including the Paris Climate Accord, could result in future legislation, regulatory measures or policy changes that would increase expenses and taxes and require operational changes and substantial capital expenditures.

In addition, continuing political and social attention to other environmental, social and governance ("ESG") and sustainability issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Moreover, there is increased focus by investors, customers, and other stakeholders on ESG and sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, financial position and cash flows.

Any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, cause us reputational harm, and could materially adversely affect our business, financial condition, and results of operations.

Physical risks of climate change (such as natural disasters, extreme weather conditions or rising sea levels) may impact operations at our and our supplier's facilities and the availability and cost of components, transportation and energy. Such risks could also increase insurance and other operating costs.

Risks Related to our Common Stock.

The trading price of our stock fluctuates, sometimes significantly, based upon a variety of factors, many of which are not under our control.

Over time, our stock experiences significant changes in price on a percentage basis. The closing price of our common stock on the Nasdaq Global Select Market fluctuated between a high of $5.60 and a low of $3.99 during 2022. A variety of factors, many of which are not under of our control influence our stock price, including:

•
adverse changes in domestic or global economic conditions, including inflation, higher interest rates, economic weakness, potential recession and international conflicts,
•
new products offered by us or our competitors,
•
actual or anticipated variations in quarterly operating results,
•
changes in financial estimates by securities analysts,
•
announcements of technological innovations,
•
our announcement of significant acquisitions, strategic partnerships, joint ventures, or capital commitments,
•
conditions or trends in our industry,
•
additions or departures of key personnel,
•
mergers and acquisitions,
•
sales of common stock by our stockholders or the Company, and
•
repurchases of our common stock by the Company.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The following table lists our main ongoing facilities:

			Lease
Location	Square feet	Owned/Leased	Expiration (Yr)
Bloomingdale, Illinois	75,517	Owned	N/A
Clarksburg, Maryland	21,030	Leased	2031
Akron , Ohio	5,977	Leased	2025
Kista, Sweden	4,080	Leased	2026
Tianjin, China	1,694	Leased	2023
Beijing, China	350	Leased	2024

Facility Overview and Changes

The Bloomingdale, Illinois facility is used for our corporate headquarters and for antenna manufacturing, engineering, and product management. The Clarksburg facility is used for assembly, engineering, and product management for test & measurement products. Our Akron, Ohio office is used for product development and engineering for antennas and Industrial IoT devices.

Until January 2022, we manufactured antennas at a leased facility in Tianjin, China. We initiated a restructuring plan in 2019 to transition manufacturing from our Tianjin, China facility to contract manufacturers in China and to our Bloomingdale, Illinois facility due to uncertainties with our Tianjin facility lease and also to optimize the cost structure of the antenna product line and create flexibility in antenna manufacturing. The lease for the Tianjin, China facility expired on October 8, 2020 without extension. On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council were accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park were suspended. Although the lease was not renewed, we were able to continue to occupy the Tianjin manufacturing facility. However, due to the uncertainty regarding the Tianjin lease renewal, we accelerated our plan to transition all manufacturing in Tianjin to contract manufacturers. In November 2021, we entered into a two-year lease ending December 31, 2023 for 1,694 square feet of office space in Tianjin, China for a small team of employees associated with sourcing, quality, and local customer support and recognized a present value of the right of use asset of $0.1 million for this new office lease. We completed the transition of antenna manufacturing from our Tianjin, China facility to contract manufacturers and our Bloomingdale, Illinois facility during the first quarter of 2022 and, in April 2022, vacated the manufacturing facility and moved to the new leased facility in Tianjin, China.

As a cost saving initiative, we terminated all 14 employees from our Beijing office in November 2021 and closed this office in the first quarter of 2022. In April 2022, we entered into a two-year office lease ending April 30, 2024. Two former employees in Beijing are engaged through a third-party employment agency and provide sales and technical support from this new smaller office.

As part of the acquisition of Smarteq on April 30, 2021, we assumed an office lease and two automotive leases. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023. On the acquisition date, the Company recorded $0.2 million for each of the ROU assets and the lease liabilities. In October 2022, the office lease was extended for 36 months ending July 31, 2026 and we recorded a $0.2 million adjustment for each of the ROU assets and the lease liabilities.

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

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

PCTEL’s common stock has been traded on the Nasdaq Global Select Market under the symbol PCTI since our initial public offering on October 19, 1999. As of February 28, 2023, there were 30 holders of record of our common stock. A substantially greater number of holders of our common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

On November 4, 2020, the Board of Directors approved a share repurchase program for share repurchases up to $5.0 million of common stock through the end of 2021 (“2020 Repurchase Plan”). The 2020 Repurchase Plan became effective November 10, 2020 and was completed in September 2021. We did not repurchase any shares of common stock during the year ended December 31, 2022.

Item 6: Reserved

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary presents a discussion and analysis of the Company’s financial condition and results of operations by its management. This review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2022 and 2021. Financial information for 2021 is presented in the Company’s Form 10-K for the fiscal year ended December 31, 2021, which the Company filed with the SEC on March 15, 2022. The objective of this financial review is to enhance investor understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights with respect to known events and trends that have or may reasonably be expected to have a material effect on the Company’s operations and financial condition.

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

COVID-19

The COVID-19 outbreak and associated counter-acting measures implemented by governments and businesses around the world, as well as subsequent recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation.

Activity in most of the end markets we serve has improved since 2020. However, in 2022 we continue to face material cost inflation, labor availability issues and logistics costs increases. Some of our businesses have also been impacted by supplier component input availability issues. While we have seen some decreases in logistics and input costs, the public health situation, continued global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in our outlook.

Financial Summary

Revenues were $99.4 million for the year ended December 31, 2022, an increase of 13.2% from the prior year. By product line, revenues increased by $6.6 million (10.5%) to $69.7 million for antennas & Industrial IoT devices and increased by $4.9 million (18.9%) to $30.6 million for test & measurement products. Gross profits of $45.7 million were higher by $5.3 million due to the impact of higher revenues. The gross profit percentage decreased by 0.1% in 2022 as a higher mix of test & measurement products was offset by a lower gross profit percentage for test & measurement products. Operating expenses were $43.7 million in 2022 and increased by $3.4 million with higher expenses for incentive compensation, stock compensation, and restructuring activities. Other income increased by $0.5 million as interest income increased by $0.2 million and a net improvement of $0.3 million from foreign exchange activity. The net impact of these changes resulted in income before tax of $2.5 million in 2022 compared to income before tax of $0.2 million in 2021.

REVENUES BY PRODUCT LINE

		2022 compared to 2021
	2022	$ Change	% Change	2021
Antennas and Industrial IoT Devices	$69,662	$6,637	10.5%	$63,025
Test & Measurement Products	30,565	4,861	18.9%	25,704
Corporate	(799)	123	not meaningful	(922)
Total	$99,428	$11,621	13.2%	$87,807

Revenues for antennas and Industrial IoT devices of $69.7 million increased $6.6 million (10.5%) in 2022 compared to 2021 due to a full year of revenues from the Smarteq business and higher revenues for antennas for agriculture.

Revenues for test & measurement products of $30.6 million increased by $4.9 million (18.9%) in 2022 compared to 2021 primarily due to higher revenues in the U.S. for 5G scanning receivers.

GROSS PROFIT BY PRODUCT LINE

	2022	% of Revenues	2021	% of Revenues
Antennas and Industrial IoT Devices	$23,293	33.4%	$21,031	33.4%
Test & Measurement Products	22,660	74.1%	19,592	76.2%
Corporate	(220)	not meaningful	(145)	not meaningful
Total	$45,733	46.0%	$40,478	46.1%

The gross profit percentage was 46.0% for the year ended December 31, 2022, a decrease of 0.1% compared to 2021. The slight decrease in the gross profit percentage is attributable to the lower gross profit for test & measurement products in 2022 compared to 2021. The gross profit percentage for test & measurement decreased by 2.1% in 2022 compared to 2021 due to customer mix and with higher costs for electronic components. The gross profit percentage for antennas and Industrial IoT devices was unchanged in 2022 compared to 2021.

CONSOLIDATED OPERATING EXPENSES

				% of Revenues
	2022	Change	2021	2022	2021
Research and development	$12,833	$(525)	$13,358	12.9%	15.2%
Sales and marketing	14,747	1,420	13,327	14.8%	15.2%
General and administrative	14,517	2,073	12,444	14.6%	14.2%
Amortization of intangible assets	263	53	210	0.3%	0.2%
Restructuring expenses	1,309	409	900	1.3%	1.0%
	$43,669	$3,430	$40,239	43.9%	45.8%

Research and development expenses decreased by $0.5 million from 2021 to 2022 primarily due to the closure of our Beijing engineering design center in the fourth quarter 2021, offset by higher expenses for incentive compensation. Payroll expense, excluding incentive compensation, was lower by $0.4 million for the year ended and professional service expenses were lower by $0.2 million for the year ended December 31, 2022. Incentive compensation expenses were $0.4 million higher in the year ended December 31, 2022 compared to the prior year. We had 48 and 58 full-time equivalent employees in research and development at December 31, 2022 and 2021, respectively.

Sales and marketing expenses include costs associated with the sales and marketing employees, sales representatives, product line management, and other direct marketing expenses. Sales and marketing expenses increased by approximately $1.4 million from 2021 to 2022 due to higher employee sales commissions, employee payroll and related costs, marketing costs and travel expenses. Employee sales commissions were higher by $0.2 million due to the higher achievement of sales quotas in 2022 compared to 2021. Salaries and related benefits were higher by $0.2 million primarily due to salary increases but also due to a full year of payroll expense for employees hired during 2021. With COVID travel restrictions lifted for all of 2022, travel expense increased by $0.4 million. Expenses for incentive compensation other than sales commissions were $0.4 million higher in 2022 due to meeting financial targets of the plan. We had 52 and 54 full-time equivalent employees in sales and marketing at December 31, 2022 and 2021, respectively.

General and administrative expenses include costs associated with the general management, finance, human resources, information technology, legal, public company costs, and other operating expenses to the extent not otherwise allocated to other functions. General and administrative expenses increased by $2.1 million from 2021 to 2022 due to higher employee and payroll costs, incentive compensation expenses, and stock compensation expenses. For the year ended December 31, 2022, incentive compensation expenses were higher by $0.7 million, payroll expense was higher by $0.8 million, and stock compensation expenses were higher by $0.9 million compared to the prior year offset by a reduction in professional services of $0.4 million. The increase in payroll expense was primarily severance costs. We had 31 and 36 full-time equivalent employees in general and administrative functions at December 31, 2022 and 2021, respectively.

Amortization of intangible assets within operating expenses was approximately $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in amortization expense in 2022 compared to 2021 was due to having a full year of amortization for the intangible assets recorded as part of the acquisition of Smarteq in April 2021.

Restructuring expenses of $1.3 million in 2022 consisted primarily of employee severance and payroll related costs associated with the termination of 78 employees in Tianjin, China as a result of the transitioning of manufacturing from our Tianjin, China facility to contract manufacturers and our Bloomingdale, Illinois facility.

The restructuring expense of`$0.9 million for the year ended December 31, 2021 consisted of employee severance and related costs associated with the termination of 16 employees in Tianjin, China related to the transition of manufacturing from our Tianjin, China facility to contract manufacturers and our Bloomingdale, Illinois facility and separation of 14 employees from our Beijing office who had primarily been engaged in engineering.

See Note 5 to the financial statements for additional information related to the Tianjin, China restructuring.

OPERATING PROFIT

	2022	% of Revenues	2021	% of Revenues
Total	$2,064	2.1%	$239	0.3%

Total operating profit increased $1.8 million for the year ended December 31, 2022 compared to 2021 as higher gross profit from increased revenue offset higher operating expenses.

OTHER INCOME (EXPENSE), NET

	2022	2021
Interest income	$257	$75
Foreign exchange gains (losses)	162	(107)
Other, net	12	(15)
	$431	$(47)
Percentage of revenues	0.4%	-0.1%

Other income (expense), net consists of interest income, foreign exchange gains (losses), and interest expense. For the year ended December 31, 2022, interest income increased by $0.2 million due to higher average interest rates. Foreign exchange gains during the year ended December 31, 2022 and foreign exchange losses during the year ended December 31, 2021 were primarily related to fluctuation in the Chinese Yuan and Swedish Krona compared to the U.S. dollar.

(BENEFIT) EXPENSE FOR INCOME TAXES

	2021	2021
(Benefit) expense for income taxes	$(374)	$39
Effective tax rate	-15.0%	20.3%

The effective tax rate for the year ended December 31, 2022 was lower than the statutory rate of 21.0% by approximately 36% primarily due to the partial release of our valuation allowance in Sweden.

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

While we recorded pretax book income for both 2022 and 2021 and we believe our financial outlook remains positive, because of difficulties with forecasting financial results historically, and due to the continued uncertainties in economic conditions (including those driven by the ongoing conflict between Russia and Ukraine and the COVID-19 pandemic), we maintained a full valuation allowance on our US and China deferred tax assets at December 31, 2022. Our performance versus our 2021 and 2022 projections is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While we believe our financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as our projections for future growth. Based on an evaluation in accordance with the accounting standards, as of December 31, 2022, we maintained a full valuation allowance on our deferred tax assets in our U.S. and China tax jurisdictions to measure the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

Until an appropriate level of profitability is attained, we expect to maintain a full valuation allowance on our net deferred tax assets in the US and China. Any U.S. or China tax benefits or tax expense recorded on our Consolidated Statement of Income will be offset with a corresponding valuation allowance until such time that we change our determination related to the realization of deferred tax assets. If we change our determination as to the amount of deferred tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Smarteq had positive book and taxable income for 2021 and 2022. Smarteq's results exceeded projections and Smarteq's backlog at December 31, 2022 was higher than at December 31, 2021. These facts are considered significant positive evidence, and as such the Company recognized $0.8 million related to the partial release of its valuation allowance for Smarteq Wireless. We released approximately 50% of the valuation allowance for the Swedish deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, our cash, cash equivalents, and short-term investments were approximately $30.0 million, and we had working capital of approximately $52.4 million. Our cash included $2.7 million held in China bank accounts and $1.9 million held in Swedish bank accounts. The cash in China is currently considered permanently reinvested, but we will incur a local withholding tax rate of 10% if the funds are repatriated. Our primary source of liquidity is cash provided by operations and a significant balance of cash, with short term swings in liquidity supported by short-term investments. The balance has fluctuated with cash from operations, acquisitions and divestitures, payment of dividends and the repurchase of our common shares.

Within operating activities, we are historically a net generator of operating funds from our income statement activities. In periods of expansion, we expect to use cash from our balance sheet.

Within investing activities, capital spending historically ranges between 2.0% and 4.0% of our revenues and the primary use of capital is for manufacturing and engineering development requirements. Our capital expenditures during the year ended December 31, 2022 were approximately 0.8% of revenues because our engineering and operational teams required a lower capital spend. The Company did not restrict capital spending in 2022.

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

The following table is a summary of cash flow activity for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Net cash flow provided by (used in):
Operating activities	$4,148	$5,673
Investing activities	$(501)	$4,053
Financing activities	$(3,751)	$(7,246)
Net (decrease) increase in cash and cash equivalents	$(104)	$2,480

Operating Activities:

We generated $4.1 million of cash from operating activities during the year ended December 31, 2022. The cash from operating activities includes net income of $2.9 million, an add-back of $6.9 million for non-cash expenses, and negative net changes in operating assets and liabilities of $5.7 million. We had a net use of cash from balance sheet as increases in inventories and accounts receivable and a decrease in accounts payables offsetting higher accrued liabilities. Inventories increased by $5.5 million to ease supply chain constraints for both product lines and with customer delays with certain customers for antennas and Industrial IoT devices. Accounts receivable increased by $0.3 million based on mix of customer payment terms. Accrued liabilities increased by $1.1 million with higher accruals for incentive compensation at year end 2022 compared to year end 2021.

We generated $5.7 million of funds from operating activities during the year ended December 31, 2021. The cash from operating activities included net income of $153, an add-back of $6.6 million for non-cash expenses, and negative net changes in operating assets and liabilities of $1.1 million. The balance sheet used cash because of increased working capital due to higher inventories and accounts receivable balances offsetting higher accrued liabilities. Inventories increased by $2.5 million due to support higher revenues for antennas and to ease supply chain constraints for both product lines. Accounts receivable increased by $0.9 million because revenues were higher in the fourth quarter 2021 compared to the fourth quarter 2020. Accrued liabilities increased by $1.4 million due to accruals for restructuring expenses and higher accruals for incentive compensation in the fourth quarter 2021 compared to the fourth quarter 2020.

Investing Activities:

Our investing activities used $0.5 million of cash during the year ended December 31, 2022. Redemptions and maturities of our short-term investments during the year provided $26.3 million in cash and we rotated $26.0 million of cash into new short-term and long-term investments. We used $0.8 million of cash for capital expenditures during the year ended December 31, 2022.

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

Financing Activities:

We used $3.8 million of cash for financing activities during the year ended December 31, 2022. During 2022, we used $4.1 million for cash dividends paid quarterly and $0.4 million for payroll taxes related to stock-based compensation, the latter of which, related to common stock issued in connection with the vesting of restricted stock awards. We received $0.8 million in proceeds from the purchase of shares through our ESPP in 2022.

We used $7.2 million of cash for financing activities during the year ended December 31, 2021. We completed our share repurchase programs in September 2021, and we used $3.2 million for such repurchases during 2021. During 2021, we used $4.0 million for cash dividends paid quarterly and $0.8 million for payroll taxes related to stock-based compensation, the latter of which, related to common stock issued in connection with the vesting of restricted stock awards. We received $0.8 million in proceeds from the purchase of shares through our ESPP in 2021.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancelable purchase obligations. Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$18,591	$18,497	$93	$1	$0

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

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Due to changes in interest rates, our future investment income may fall short of expectations. A hypothetical increase or decrease of 10% in market interest rates would not result in a material change in interest income earned through maturity on investments held at December 31, 2022. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes.

Foreign Currency Risk

Cross-border transactions, both with external parties and with our intercompany relationships, result in increased exposure to foreign exchange effects. We are exposed to currency risk with the Chinese yuan due to our operations and contract manufacturers in China and with the Swedish krona due to operations of our subsidiary, Smarteq, in Sweden. Fluctuations with these foreign currencies against the U.S. dollar could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. For the year ended December 31, 2022, approximately 11% of revenue and 12% of expenses were transacted in foreign currencies as compared to 9% and 21%, respectively for the year ended December 31, 2021. Smarteq revenues and expenses are primarily transacted in Swedish krona but are also transacted in euros and U.S. dollars.

We had $4.5 million of cash in foreign bank accounts on December 31, 2022. As of December 31, 2022, we had no intention of repatriating cash in our foreign bank accounts. If we decide to repatriate the cash in these foreign bank accounts, the process may be time-consuming and expensive. We may also be exposed to foreign currency fluctuations and taxes if we repatriate these funds.

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

The following table represents customers that accounted for 10% or more of total trade accounts receivable on December 31, 2022 and 2021. The increase in accounts receivable balances for the customers in the table is a result of increased in revenue compared to 2021.

	As of December 31,
Trade Accounts Receivable	2022	2021
Customer A	12%	5%
Customer C	12%	9%
Customer D	11%	6%

Item 8: Financial Statements and Supplementary Data

PCTEL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended,and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion,the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.Such procedures included examining, on a test basis,evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole,and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Tax Asset Valuation Allowance - United States

As described further in Note 6, the Company’s deferred tax asset valuation allowance for all tax jurisdictions was $14.3 million as of December 31, 2022. The Company’s deferred tax asset valuation allowance was $12.0 million for the United States tax jurisdiction as of December 31, 2022. The Company’s deferred tax assets consists of federal and state net operating losses, credits, and timing differences. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. This evaluation requires significant judgment and assumptions. We identified the deferred tax asset valuation allowance for the United States tax jurisdiction as a critical audit matter.

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

Our audit procedures related to the deferred tax asset valuation allowance for the United States tax jurisdiction included the following, among others. We tested the assumptions regarding forecasts for profits and taxable income by assessing the reasonableness of those forecasts compared to forecasted industry trends and the Company’s historical results for the United States tax jurisdiction, including those results against the irrespective historical forecasts.

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

March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PCTEL, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of PCTEL, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion,the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 16, 2023

PCTEL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$7,736	$8,192
Short-term investment securities	22,254	22,562
Accounts receivable, net of allowances of $132 and $64 at December 31, 2022 and
December 31, 2021, respectively	18,853	18,905
Inventories, net	18,918	13,691
Prepaid expenses and other assets	1,861	1,747
Total current assets	69,622	65,097

Property and equipment, net	10,004	11,949
Goodwill	5,935	6,334
Intangible assets, net	1,045	1,579
Other noncurrent assets	3,269	2,438
TOTAL ASSETS	$89,875	$87,397
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,648	$5,360
Accrued liabilities	12,605	11,117
Total current liabilities	17,253	16,477
Long-term liabilities	3,624	3,999
Total liabilities	20,877	20,476
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
December 31, 2022 and December 31, 2021, and 18,748,529 and 18,238,030
shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	19	18
Additional paid-in capital	128,370	123,998
Accumulated deficit	(57,941)	(56,735)
Accumulated other comprehensive loss	(1,450)	(360)
Total stockholders’ equity	68,998	66,921
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,875	$87,397

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021

REVENUES	$99,428	$87,807
COST OF REVENUES	53,695	47,329
GROSS PROFIT	45,733	40,478
OPERATING EXPENSES:
Research and development	12,833	13,358
Sales and marketing	14,747	13,327
General and administrative	14,517	12,444
Amortization of intangible assets	263	210
Restructuring expenses	1,309	900
Total operating expenses	43,669	40,239
OPERATING INCOME	2,064	239
Other income (expense), net	431	(47)
INCOME BEFORE INCOME TAXES	2,495	192
(Benefit) expense for income taxes	(374)	39
NET INCOME	$2,869	$153

Net Income per Share:
Basic	$0.16	$0.01
Diluted	$0.15	$0.01

Weighted Average Shares:
Basic	18,150	18,017
Diluted	18,529	18,122

Cash dividend per share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021

NET INCOME	$2,869	$153
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,090)	(378)
COMPREHENSIVE INCOME (LOSS)	$1,779	$(225)

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

				Accumulated
				Other	Total
		Additional		Comprehensive	Stockholders'
	Common	Paid-In	Retained	Income	Equity of
	Stock	Capital	Deficit	(Loss)	PCTEL, Inc.
BALANCE at JANUARY 1, 2021	$18	$128,250	$(56,888)	$18	$71,398
Stock-based compensation expense	1	2,920	0	0	2,921
Issuance of shares for stock purchase and option plans	0	840	0	0	840
Cancellation of shares for payment of withholding tax	0	(786)	0	0	(786)
Repurchase of common stock	(1)	(3,192)	0	0	(3,193)
Dividends paid ($0.22 per share)	0	(4,034)	0	0	(4,034)
Net income	0	0	153	0	153
Change in cumulative translation adjustment, net	0	0	0	(378)	(378)
BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	$66,921
Stock-based compensation expense	1	3,987	0	0	3,988
Issuance of shares for stock purchase and option plans	0	797	0	0	797
Cancellation of shares for payment of withholding tax	0	(412)	0	0	(412)
Dividends paid ($0.22 per share)	0	0	(4,075)	0	(4,075)
Net income	0	0	2,869	0	2,869
Change in cumulative translation adjustment, net	0	0	0	(1,090)	(1,090)
BALANCE at DECEMBER 31, 2022	$19	$128,370	$(57,941)	$(1,450)	$68,998

The accompanying notes are an integral part of these consolidated financial statements.

PCTEL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Operating Activities:
Net income from continuing operations	$2,869	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,811	3,027
Intangible asset amortization	336	267
Stock-based compensation	3,988	2,921
Loss on disposal/sale of property and equipment	1	113
Restructuring costs	(291)	353
Bad debt provision	85	(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(275)	(896)
Inventories	(5,533)	(2,481)
Prepaid expenses and other assets	153	531
Deferred tax assets	(909)	0
Accounts payable	(605)	14
Income taxes payable	430	3
Other accrued liabilities	1,127	1,417
Deferred revenue	(39)	295
Net cash provided by operating activities	4,148	5,673

Investing Activities:
Capital expenditures	(809)	(2,330)
Purchase of investments	(25,993)	(25,928)
Redemptions/maturities of short-term investments	26,301	38,588
Cash paid for acquisition, net of cash acquired	0	(6,277)
Net cash (used in) provided by investing activities	(501)	4,053

Financing Activities:
Proceeds from issuance of common stock	797	840
Payment of withholding tax on stock-based compensation	(412)	(786)
Principle payments on finance leases	(61)	(73)
Purchase of common stock from repurchase program	0	(3,193)
Cash dividends	(4,075)	(4,034)
Net cash used in financing activities	(3,751)	(7,246)

Net (decrease) increase in cash and cash equivalents	(104)	2,480
Effect of exchange rate changes on cash	(352)	(49)
Cash and cash equivalents, beginning of year	8,192	5,761
Cash and Cash Equivalents, End of Year	$7,736	$8,192

Other information:
Cash paid for income taxes	$40	$30
Cash paid for interest	$5	$7
Non-cash investing and financing information:
(Decreases) increases to additional paid-in capital related to restricted stock	$(90)	$88
Issuance of restricted common stock, net of cancellations	$967	$575
Recognition of ROU assets under operating leases	$287	$245
Recognition of ROU assets under finance leases	$32	$63

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

Foreign Operations

The Company is exposed to foreign currency fluctuations due to its foreign operations and because products are sold internationally. The functional currency for the Company’s foreign operations is predominantly the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using the year-end exchange rate for assets and liabilities and average monthly rates for revenue and expense accounts. Adjustments resulting from translation are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses resulting from other transactions originally in foreign currencies and then translated into U.S. dollars are included in the consolidated statements of income. For the year ended December 31, 2022, approximately 11% of revenue and 12% of expenses were transacted in foreign currencies as compared to 9% and 21% for the year ended December 31, 2021. For the year ended December 31, 2022, foreign currency transactions resulted in foreign exchange gains of $0.2 million and for the year ended December 31, 2021, foreign currency transactions resulted in foreign exchange losses of $0.1 million. Foreign exchange gains and losses are recorded in other income in the consolidated statement of income.

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

Cash and Cash Equivalents and Investments

The Company’s cash and cash equivalents and investments consist of the following:

	December 31,	December 31,
	2022	2021
Cash	$5,780	$6,789
Cash equivalents	1,956	1,403
Short-term investments	22,254	22,562
	$29,990	$30,754

Cash and Cash Equivalents

On December 31, 2022 and 2021, cash and cash equivalents included bank balances and investments with original maturities less than 90 days. On December 31, 2022 and 2021, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 under the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. Government Agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The cash in the Company’s U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The Company's cash and cash equivalents in foreign bank accounts consist of the following:

	December 31,	December 31,
	2022	2021
China	$2,672	$2,800
Sweden	1,868	1,004
France	0	105
	$4,540	$3,909

The Company’s cash in these foreign bank accounts is not insured. As of December 31, 2022, the Company has no intentions of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

On December 31, 2022 and 2021, the Company’s short-term investments consisted of BBB or higher rated corporate bonds and certificates of deposit. All the investments on December 31, 2022 and 2021 were classified as held-to-maturity. The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Cash equivalents and Level 1 and Level 2 investments measured at fair value were as follows:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Certificates of deposit	$0	$0	$0	$-	$0	$0
Money market funds	1,956	0	1,956	1,403	0	1,403
Total Cash Equivalents	$1,956	$0	$1,956	$1,403	$0	$1,403
Short-Term Investments:
Corporate bonds	$0	$21,145	$21,145	$0	$19,659	$19,659
Certificates of deposit	1,109	0	1,109	2,903	0	2,903
Total Short-Term Investments	$1,109	$21,145	$22,254	$2,903	$19,659	$22,562
Cash equivalents and Investments - book value	$3,065	$21,145	$24,210	$4,306	$19,659	$23,965
Unrealized (losses) gains	$0	$(59)	$(59)	$1	$(2)	$(1)
Cash equivalents and Investments - fair value	$3,065	$21,086	$24,151	$4,307	$19,657	$23,964

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 1. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets. There were no Level 3 investments on December 31, 2022 or 2021. The fair values in the table above reflect net unrealized losses of $59 and $1 on December 31, 2022 and December 31, 2021, respectively.

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

The allowances for accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
Credit loss provision	$92	$26
Credit allowances	40	38
Total allowances	$132	$64

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for balances with customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $92 at December 31, 2022 and $26 at December 31, 2021.

The following table summarizes the allowance for credit losses for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Beginning Balance	$26	$66
Current period reserve (benefit) for credit losses	66	(40)
Ending Balance	$92	$26

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing. Inventories as of December 31, 2022 and 2021 were composed of raw materials, work-in-process, and finished goods. The Company had consigned inventory of $0.2 million and $0.4 million as of at December 31, 2022 and 2021, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or market, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on the Company’s estimate of inventory more than normal and planned usage. Obsolete reserves are based on the Company’s identification of inventory where carrying value is above net realizable value. The allowance for inventory losses was $3.1 million and $4.1 million as of December 31, 2022 and 2021, respectively.

Inventories consisted of the following:

	December 31, 2022	December 31, 2021
Raw materials	$9,064	$6,171
Work in process	1,076	690
Finished goods	8,778	6,830
Inventories, net	$18,918	$13,691

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

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Building	$6,922	$6,892
Computers and office equipment	10,217	10,604
Manufacturing and test equipment	14,661	16,305
Furniture and fixtures	1,475	1,455
Leasehold improvements	1,965	3,021
Motor vehicles	20	20
Total property and equipment	35,260	38,297
Less: Accumulated depreciation and amortization	(27,026)	(28,118)
Land	1,770	1,770
Property and equipment, net	$10,004	$11,949

Depreciation and amortization expense was approximately $2.8 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

Liabilities

Accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Payroll and other employee benefits	$4,318	$2,266
Inventory receipts	3,720	4,302
Paid time off	1,001	1,284
Income and sales taxes	836	415
Operating leases	527	475
Deferred revenues	495	538
Professional fees and contractors	346	233
Warranties	317	257
Customer refunds for estimated returns	235	248
Employee stock purchase plan	232	253
Real estate taxes	158	156
Finance leases	51	62
Restructuring	0	368
Other	369	260
Total	$12,605	$11,117

Long-term liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Operating leases	$3,327	$3,600
Deferred revenue	181	181
Finance leases	73	92
Other	43	126
Total	$3,624	$3,999

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred. Advertising expense was $0.2 million and $0.3 million during the year ended December 31, 2022 and December 31, 2021, respectively.

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

Deferred tax assets arise when the Company recognizes charges or expenses in the financial statements that will not be allowed as income tax deductions until future periods. The deferred tax assets also include unused tax net operating losses and tax credits that the Company is allowed to carryforward to future years. Accounting rules permit the Company to carry the deferred tax assets on the balance sheet at full value as long as it is more likely than not the deductions, losses, or credits will be used in the future. A valuation allowance must be recorded against a deferred tax asset if this test cannot be met. The Company had a full valuation allowance for U.S. and China of $13.4 million and a partial valuation allowance for Sweden of $0.9 million at December 31, 2022, and a full valuation allowance for all Company tax jurisdictions of $15.3 million at December 31, 2021. See Note 6 for more information on the deferred tax valuation allowance.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, the Company deferred the employer portion of social security taxes and applied for a refund of its Alternative Minimum Tax credit. At December 31, 2021 the Company had deferred payroll taxes of $0.2 million. The Company recorded a deferred tax asset for the payroll tax liability that was not deductible for income tax purposes. In December 2022, the remaining deferred payroll taxes were remitted to the taxing authorities.

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

The Company performed its annual goodwill test at October 31, 2022 and at October 31, 2021 for the goodwill of $5.8 million and $6.3 million, respectively. The decrease in goodwill in 2022 was due to foreign currency fluctuations with the Swedish krona. The Company performed both a qualitative analysis of goodwill and a quantitative analysis. There were no triggering events during the year, and the fair value of the reporting unit was higher than its carrying value in the quantitative analysis. Based on the Company’s analysis, there was no impairment of goodwill as of the testing dates because the fair value of the reporting unit exceeded its carrying value by a significant margin.

Long-Lived and Definite-Lived Intangible assets

The Company reviews definite-lived intangible assets, investments, and other long-lived assets for impairment when events or changes in circumstances indicate that their carrying values may not be fully recoverable. This analysis differs from the Company’s goodwill analysis in that definite-lived intangible asset impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets being evaluated is less than the carrying value of the assets. The estimate of long-term undiscounted cash flows includes long-term forecasts of revenue growth, gross margins, and operating expenses. All these items require significant judgment and assumptions. There were no impairments related to long-lived assets used for operations during the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The changes are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard did not have an impact on our financial statements or the related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Topic 848 was effective upon issuance and generally could be applied through December 31, 2022. The adoption of this standard did not have an impact on our financial statements or the related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. This ASU should be applied prospectively to business combinations occurring on or after the effective date of the update. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, but should be applied to all acquisitions occurring in the annual period of adoption. The adoption of this standard did not have an impact on our financial statements or the related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 831): Disclosures by Business Entities about Government Assistance. This Update, which aims to increase transparency of government assistance, require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model. Under this ASU, an entity is required to disclose (1) the types of assistance, (2) an entity’s accounting for assistance, and (3) the effect of the assistance on entity’s financial statements. This Update is effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early adoption was permitted. The Company did not utilize any government assistance programs in 2022 and, as such, the adoption of this ASU did not have an impact on either the financial statements or the related disclosures.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share:

	Years Ended December 31,
	2022	2021
Basic Income Per Share computation:
Numerator:
Net income	$2,869	$153
Denominator:
Common shares outstanding	18,150,289	18,017,006
Net Income per common share - basic
Net income	$0.16	$0.01
Diluted Income Per Share computation:
Denominator:
Common shares outstanding	18,150,289	18,017,006
Restricted shares subject to vesting	139,280	104,798
Performance related awards	239,836	0
Common stock option grants	32	0
Total shares	18,529,437	18,121,804
Income per common share - diluted
Net income	$0.15	$0.01

3. Business Combinations

On April 30, 2021, the Company acquired all the outstanding stock of Smarteq Wireless Aktiebolag ("Smarteq"), a Swedish company based in Kista, Sweden, that designs antennas for specialized Industrial IoT and vehicular applications, pursuant to a Sale Purchase Agreement (“SPA”) between PCTEL and Allgon Aktiebolag, a Swedish company and holder of the outstanding stock of Smarteq. Smarteq owned all the outstanding stock of SAS Smarteq France (“Smarteq France”), which engaged in sales of Smarteq products. Smarteq France was merged into Smarteq Wireless Aktiebolag on November 1, 2022.

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

Assumptions in the Allocations of Purchase Price

The Company prepared the purchase price allocation and in doing so utilized reports of a third-party valuation expert to calculate the fair value of the identifiable intangible assets. Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the Smarteq operations with the operations of the Company.

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

Inventory was valued at net realizable value. Inventories of $1.3 million include a net positive fair value adjustment of $0.2 million. Finished goods were valued assuming hypothetical revenues adjusted for disposal costs and an adjustment was recorded for the inventory value not expected to be realized. The inventory step-up was calculated based on the net realizable value, on a part-by-part basis, of the inventory on the opening balance sheet. The amortization expense was recorded based on the consumption of those parts. Approximately $0.4 million for the inventory fair step-up was recognized during the period from the acquisition date through December 31, 2021.

The Company assumed gross accounts receivable of $1.4 million. The Company did not have any issue with collectibility. The Company assumed liabilities in the acquisition which primarily consist of accounts payable, accrued employee compensation and certain operating liabilities. The fair value of the liabilities assumed are valued at their cash settlement value.

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration and the lease term is through July 31, 2023. On the acquisition date, the Company recorded $0.2 million for each of the right-of-use assets and the lease liabilities.

The Company assumed a five-year euro-denominated loan of approximately $0.1 million with an interest rate of 0.57% and due in monthly installments from June 2022 until May 2026. The loan was part of a program from the French Ministry of Economy and Finance to support French businesses during the COVID-19 pandemic. In September 2022, the Company repaid the principal of the loan and all interest due.

The Company recorded net deferred tax assets of $2.4 million, primarily relating to deferred tax assets for net operating losses. The Company also booked a deferred tax asset for inventory reserves and deferred tax liabilities related to intangible asset amortization that is not deductible for income taxes. The Company booked a full valuation allowance against the net deferred tax assets. While the Company expected book and tax profits in 2021 and future periods, Smarteq had recorded a three-year cumulative tax loss. Based on this objective evidence and uncertainty associated with the COVID-19 pandemic, the Company recorded a full valuation allowance on the opening balance sheet. See footnote 6 related to income taxes for information related to deferred tax assets for Smarteq Wireless.

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

Supplemental pro forma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the Smarteq acquisition had occurred as of January 1, 2021:

	Year Ended December 31,
	2022	2021
Net Revenue - pro forma combined	$99,428	$90,514
Net Income - pro forma combined	2,869	203
Weighted Average Shares:
Basic	18,150	18,017
Diluted	18,529	18,122
Net Income per Share:
Basic	$0.16	$0.01
Diluted	$0.15	$0.01

The following adjustments were included in the unaudited pro forma combined net revenues:

	Year Ended December 31,
	2022	2021
Net Revenue	$99,428	$87,807
Add: Net Revenue - acquired business	0	2,707
Net Revenue - pro forma combined	$99,428	$90,514

The following adjustments were included in the unaudited pro forma combined net income:

	Year Ended December 31,
	2022	2021
Net Income	$2,869	$153
Add: Results of operations of acquired business	0	179
Less: pro forma adjustments
Amortization of intangibles	0	(120)
Interest income	0	(9)
Net Income - pro forma combined	$2,869	$203

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles and pro forma interest income. The pro forma data is presented for illustrative purposes only, and the historical results of Smarteq are based on its books and records prior to the acquisition and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred as of January 1, 2021. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity.

4. Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the year ended December 31, 2022 is as follows:

Amount
Balance at December 31, 2021	$6,334
Foreign currency translation	(399)
Balance at December 31, 2022	$5,935

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that would indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions, including those related to the COVID-19 pandemic and their impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the years ended December 31, 2022 and December 31, 2021. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from six months to five years.

The summary of amortization expense in the consolidated statements of income is as follows:

	Years Ended December 31,
	2022	2021
Cost of revenues	$73	$57
Operating expenses	263	210
Total	$336	$267

The summary of other intangible assets, net is as follows:

	December 31, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,512	$17,091	$421	$17,609	$16,978	$631
Patents and technology	9,995	9,761	234	10,049	9,698	351
Trademarks and trade names	1,484	1,143	341	1,563	1,051	512
Other	96	47	49	110	25	85
	$29,087	$28,042	$1,045	$29,331	$27,752	$1,579

In April 2021, the Company recorded $2.0 million of finite-lived intangible assets for the acquisition of Smarteq, and during the year ended December 31, 2022, the Company recorded amortization expense of $0.3 million and foreign currency translation adjustment of $0.2 million.

The Company amortizes intangible assets with finite lives on a straight-line basis over the estimated useful lives, which range from six months to five years. In the Consolidated Statement of Income, amortization expense was approximately $0.3 million for the years ended December 31, 2022 and 2021. Amortization for technology assets is included in cost of revenues and amortization for all other intangible assets is included in operating expenses. For the years ended December 31, 2022 and 2021, intangible amortization of $0.1 million was included in cost of revenues.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other	.5 to 5 years	3.6

The future amortization expenses are as follows:

Fiscal Year	Amount
2023	$325
2024	312
2025	306
2026	102
2027	0
Total	$1,045

5. Restructuring

The following table summarizes the Company’s restructuring accrual activity for the years ended December 31, 2022, and 2021:

	Severance	Lease Termination	Total
Balance at January 1, 2021	$0	$15	$15
Restructuring expense	900	0	900
Payments made	(532)	(15)	(547)
Balance at December 31, 2021	$368	$0	$368
Restructuring expense	1,309	0	1,309
Payments made	(1,677)	0	(1,677)
Balance at December 31, 2022	$0	$0	$0

The restructuring liability is recorded on the balance sheet in accrued liabilities at December 31, 2022 and 2021.

China Manufacturing

The Company initiated a restructuring plan in 2019 to transition manufacturing from its Tianjin, China facility to contract manufacturers in China and to the Company’s Bloomingdale, Illinois facility due to uncertainties with its Tianjin facility lease and also to optimize the cost structure of the antenna product line and create flexibility in antenna manufacturing. For the year ended December 31, 2021, the Company incurred restructuring expenses of $0.1 million for employee severance and benefits related to the separation of 16 employees. During the first quarter 2022, the Company completed the manufacturing transition, and in April 2022, the Company vacated the Tianjin manufacturing facility and relocated a small team of employees associated with sourcing, quality, and local customer support in a new leased facility in Tianjin, China. For the year ended December 31, 2022, the Company incurred restructuring expenses of $1.3 million for employee severance and benefits related to the separation of 78 employees. Severance costs were paid from the Company’s cash in its China bank accounts. See Note 8 for additional information on the Tianjin lease.

Beijing Restructuring

As a cost saving initiative, the Company separated 14 employees from its Beijing office in November 2021. The terminated positions were primarily related to antenna engineering in addition to office and sales support. The Company incurred restructuring expenses of $0.8 million consisting of employee severance and related employee benefits and for professional fees associated with employee separations. Two former Beijing employees work through a third-party employment agency to provide sales and technical sales support. In January 2022, the Company paid $0.4 million related to severance benefits accrued at December 31, 2021.

6. Income Taxes

The domestic and foreign components of the income (loss) before expense for income taxes were as follows:

	Years Ended December 31,
	2022	2021
Domestic	$2,375	$1,359
Foreign	120	(1,167)
	$2,495	$192

The expense for income taxes consisted of the following:

	Years Ended December 31,
	2022	2021
Current:
Federal	$41	$0
State	440	33
Foreign	(73)	6
	408	39
Deferred:
Federal	0	0
State	0	0
Foreign	(782)	0
	(782)	0
Total	$(374)	$39

A reconciliation of the expense for income taxes at the federal statutory rate compared to the expense at the effective tax rate is as follows:

	Years Ended December 31,
	2022	2021
Statutory federal income tax rate	21%	21%
State income tax, net of federal benefit	6%	56%
Tax effect of permanent differences	2%	56%
Change in valuation allowance	-25%	16%
Effective state rate change to deferred tax assets	-2%	8%
Stock-based compensation windfalls	5%	-53%
Foreign income taxed at different rates	-14%	53%
Research and development credits	-18%	-134%
Return to provision adjustments	10%	-3%
	-15%	20%

The Company recorded net income tax benefit of $0.4 million for the year ended December 31, 2022. The 2022 effective rate differed from the Federal rate of 21% primarily due to the partial release of the valuation allowance for the Company's Sweden subsidiary. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

The Company recorded net income tax expense of $39 for the year ended December 31, 2021. The 2021 effective rate differed from the Federal rate of 21% primarily because the Company had a full valuation allowance on its deferred tax assets. The Company’s valuation allowance is due to the uncertainty regarding the utilization of the deferred tax assets.

Under the U.S. tax guidelines, a U.S. shareholder of controlled foreign corporations (“CFCs”) is required to include in gross income the amount of its global intangible low-taxed income (“GILTI”). Generally, the GILTI inclusion is the U.S. shareholder’s allocable share of certain income earned through its CFCs (“net CFC tested income”) in excess of a deemed 10% return on the shareholder’s allocable share of certain of the CFC’s depreciable, tangible assets less certain interest expense items (“net deemed tangible income return”). The Company elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method). The amount included for GILTI did not have a significant impact on the Company’s tax provision for the years ended December 31, 2022 or December 31, 2021.

The Company recognizes all interest and penalties as income tax expense. There was no income tax expense related to interest and penalties for the years ended December 31, 2022 or 2021.

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax accounts consist of the following:

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$4,781	$6,874
Federal, foreign, and state credits	3,049	2,666
Research and experimental expenditures	1,783	0
Amortization	1,768	2,346
Inventory reserves	926	1,076
Deferred gain	868	863
Stock compensation	779	498
Deferred rent	435	476
Depreciation	242	0
Accrued vacation	222	276
Other	520	417
Gross deferred tax assets	15,373	15,492
Valuation allowance	(14,275)	(15,258)
Net deferred tax asset	1,098	234
Deferred Tax Liabilities:
Amortization	(215)	0
Depreciation	(1)	(234)
Net Deferred Tax Assets	$882	$0

At December 31, 2022, the Company had gross deferred tax assets of $15.4 million, deferred tax liabilities of $0.2 million and a valuation allowance of $14.3 million. At December 31, 2021, the Company had gross deferred tax assets of $15.5 million, deferred tax liabilities of $0.2 million and a valuation allowance of $15.3 million. At December 31, 2022 and 2021 respectively, the net deferred tax assets included $1.6 million and $2.3 million related to intangible assets acquired under purchase accounting which are amortized for tax purposes over 15 years, but for shorter periods under generally accepted accounting principles. At December 31, 2022, the net deferred tax assets also included $1.8 million related to Research and experimental expenditures which were capitalized in accordance with IRC section 174.

The deferred tax assets net of deferred tax liabilities consisted of the following balances by tax jurisdiction:

	December 31,
	2022	2021
United States	$11,981	$11,941
China	1,410	1,169
Sweden	1,766	2,148
Net Deferred Tax Assets before valuation allowance	$15,157	$15,258
Valuation Allowance	(14,275)	(15,258)
Net Deferred Tax Assets	$882	$0

The Company continually evaluates the realizability of deferred tax assets and the requirement for a valuation allowance against those not expected to be realized. As part of the analysis, the Company considers positive and negative evidence which may include the application of significant judgment. The Company’s net deferred tax assets consist of assets related to net operating losses and credits as well as assets related to timing differences. The Company’s net operating losses and credits have a finite life primarily based on the 20-year carryforward rule for federal net operating losses (NOLs) generated through December 31, 2017. The timing differences have a ratable reversal pattern over approximately 10 years. Under the new rules enacted with the Tax Act, tax losses incurred in 2018 and future periods will not expire, thereby extending the period by which the Company’s deferred tax assets can be realized. However, these post 2017 losses are subject to a limitation of 80% of current taxable income.

In accordance with ASC 740 “Accounting for Income Taxes” (“ASC 740”), the Company evaluates deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. At December 31, 2022 and December 31, 2021, the Company had a full valuation allowance on its deferred tax assets in its U.S. and China jurisdictions. For U.S. tax purposes, the Company recorded book and taxable income. While the Company has recorded pretax book income for the prior three years and believes its financial outlook remains positive, it did not meet revenue or earnings expectations for the U.S. jurisdiction. Additionally, the Company recognized revenue for one-time projects in fiscal year 2022 which may not repeat in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with inflationary and recessionary issues, the Company maintained a full valuation allowance on its U.S. and China deferred tax assets at December 31, 2022. The Company’s performance versus its projections in both of the prior two years are considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth.

Based on positive book and taxable income for Smarteq Wireless in 2021 and 2022, because their results exceeded their projections, and because of higher backlog at December 31, 2022, these facts are considered significant positive evidence. As such, the Company recognized $0.8 million related to the partial release of its valuation allowance for Smarteq Wireless.

Based on an evaluation in accordance with the accounting standards, as of December 31, 2022, the Company has a valuation allowance of $12.0 million which was recorded against the net U.S. deferred tax assets, a valuation allowance of $1.4 million recorded against the net China deferred tax assets, and $0.9 million recorded against the net Sweden deferred tax assets in order to measure the deferred tax assets that are more likely than not to be realized based on the weight of all the available evidence.

Until an appropriate level of profitability is attained and sufficient positive evidence is available to outweigh negative evidence, the Company expects to maintain a full valuation allowance on its U.S. net deferred tax assets. Any U.S. or foreign tax benefits or tax expense recorded on its consolidated statements of income will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions, as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

Accounting for Uncertainty for Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021
Beginning of period	$848	$808
Addition related to tax positions in current year	67	40
Addition related to tax positions in prior years	67	0
End of period	$982	$848

Because the Company has a full valuation allowance against its U.S. deferred tax assets, the reversal of these unrecognized tax benefits would have no impact on its effective tax rate. The Company does not anticipate that its unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Audits

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2017 and subsequent periods, although loss carryovers generated in prior years remain subject to examination. The Company’s state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns in China remain subject to examination for 2011 and subsequent periods. The Company's foreign tax returns in Sweden remain subject to examination for 2016 and subsequent periods. The Company's foreign tax returns in France remain subject to examination for 2020 and subsequent periods.

Summary of Carryforwards

At December 31, 2022, the Company has a federal net operating loss carryforward of $4.6 million with no expiration. The Company has state net operating loss carryforwards of $13.9 million that expire between 2024 and 2041. Additionally, the Company has $2.3 million of federal research credits that expire between 2030 and 2042 and $1.5 million of state research credits with no expiration. The Company has a China net operating loss carryforward of $3.8 million that expires between 2025 and 2028 and of China research credits of $0.4 million that expire between 2024 and 2027. The Company has a Sweden net operating loss carryforward of $9.2 million with no expiration.

Investment in Foreign Operations

Under the Tax Cut and Jobs Act of 2017, the Company included Section 965 income related to the deemed repatriation of earnings for its subsidiary in China and decreased its NOL carryforward for the tax year beginning January 1, 2018. The Company considers such earnings permanently reinvested. Upon actual repatriation of these earnings, the Company would be subject to local withholding taxes.

CARES Act

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security Act” (CARES Act) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under the CARES Act, the Company deferred the employer portion of social security taxes in 2020 and applied for a refund of its Alternative Minimum Tax credit. At December 31, 2021 the Company had deferred payroll taxes of $0.2 of payroll taxes and a deferred tax asset for the payroll tax liability that was not deductible for income tax purposes. In December 2022, the remaining deferred payroll taxes were remitted to the taxing authorities.

7. Commitments and Contingencies

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The refund liability was $0.2 million at December 31, 2022 and 2021, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

The Company offers repair and replacement warranties of primarily five years for antennas and Industrial IoT devices and for scanning receivers. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at December 31, 2022 and 2021 and is included in other accrued liabilities in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2022	2021
Beginning balance	$257	$285
Provisions for warranties	203	65
Consumption of reserves	(143)	(93)
Ending balance	$317	$257

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

The Company's lease cost for the years ended December 31, 2022 and 2021 included the following components:

	Year Ended December 31,
	2022	2021
Operating lease costs	$525	$453
Short-term lease costs	69	167
Variable lease costs	10	6
Amortization of finance lease assets	60	72
Interest on finance lease liabilities	5	7
Total lease cost	$669	$705

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of December 31, 2022:

Year	Operating Leases	Finance Leases
2023	$671	$56
2024	675	45
2025	585	26
2026	522	5
2027	505	0
Thereafter	1,676	0
Total minimum payments required	4,634	132
Less: amount representing interest	780	8
Present value of net minimum lease payments	3,854	124
Less: current maturities of lease obligations	(527)	(51)
Long-term lease obligations	$3,327	$73

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term - finance leases	2.6 years	3.0 years
Weighted-average remaining lease term - operating leases	7.4 years	8.4 years
Weighted-average discount rate - finance leases	4%	4%
Weighted-average discount rate - operating leases	5%	5%

The table below presents supplemental balance sheet information related to leases during the year ended December 31, 2022 and 2021:

		Year Ended December 31,
Leases	Consolidated Balance Sheet Classification	2022	2021
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,241	$2,289
Finance right-of-use assets	Other noncurrent assets	120	148
Total lease assets		$2,361	$2,437
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$527	$475
Finance lease liabilities	Accrued liabilities	51	62
Noncurrent
Operating lease liabilities	Long-term liabilities	3,327	3,600
Finance lease liabilities	Long-term liabilities	73	92
Total lease liabilities		$3,978	$4,229

As part of the acquisition of Smarteq on April 30, 2021, the Company assumed an office lease and two automotive leases. The office in Kista, Sweden has 4,080 square feet used for engineering, sales, and administration with a lease term ending July 31, 2023. On the acquisition date, the Company recorded $0.2 million for each of the ROU assets and the lease liabilities. In October 2022, the office lease was extended for 36 months ending July 31, 2026 and the Company recorded a $0.2 million adjustment for each of the ROU assets and the lease liabilities.

As a cost saving initiative, the Company separated all 14 employees from its Beijing office in November 2021 and closed this office in the first quarter of 2022. In April 2022, the Company entered into a two-year office lease ending April 30, 2024 for 350 square feet of office space and recognized a present value of the right of use asset of $0.1 for this new office lease. Four former employees in Beijing were engaged through a third-party employment agency and will provide sales and technical support from this new smaller office.

On October 16, 2020, the Wang Zhuang Village Committee issued a notice informing PCTEL Tianjin that the Chinese Party Central Committee and the State Council were accelerating the layout optimization and transformation of the industrial park in which the leased premises is located, and accordingly leases and lease extensions for all premises in the industrial park were suspended. As a result of the uncertainty regarding the Tianjin Lease renewal, the Company accelerated its plan to transition all manufacturing in Tianjin to contract manufacturers. In November 2021, the Company entered into a two-year lease ending December 31, 2023 for 1,694 square feet of office space in Tianjin, China for a small team of employees associated with sourcing, quality, and local customer support and recognized a present value of the right of use asset of $0.1 million for this new office lease. The Company completed the transition of antenna manufacturing from its Tianjin, China facility to contract manufacturers during the first quarter of 2022 and, in April 2022, vacated the manufacturing facility and moved to the new leased facility in Tianjin, China.

9. Shareholders’ Equity

Common Stock

The activity related to common shares outstanding is as follows:

	Year Ended December 31,
	2022	2021
Beginning of year	18,238,030	18,429,350
Restricted stock awards, net of cancellations	211,519	171,634
Issuance of common stock from purchase of Employee Stock Purchase Plan shares	201,507	164,258
Director share awards	120,696	61,186
Equity awards under Short-Term Incentive Plan	60,590	0
Issuance of common stock on exercise of stock options	0	2,420
Common stock Repurchases	0	(495,144)
Cancellation of stock for withholding tax for vested shares	(83,813)	(95,674)
End of Year	18,748,529	18,238,030

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series, each with a par value of $0.001 per share. As of December 31, 2022, and 2021, no shares of preferred stock were issued or outstanding.

10. Stock-Based Compensation

Stock Plans

Common Stock Reserved for Future Issuance

A summary of the reserved shares of common stock for future issuance are as follows:

	December 31,
Stock Plan	2022	2021
PCTEL, Inc. 2019 Stock Incentive Plan	1,463,639	1,870,260
PCTEL, Inc. 2015 Stock Incentive Plan	299,979	299,979
PCTEL, Inc. 2019 Employee Stock Purchase Plan	1,276,529	1,478,036
Total shares reserved	3,040,147	3,648,275

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

The 2019 Stock Plan, which is administered by the Compensation Committee of the Company’s Board of Directors, authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. The aggregate number of shares that may be issued under all stock-based awards made under the 2019 Stock Plan will be the sum of (i) 2,213,000 shares and (ii) any shares subject to any outstanding award under the 2015 Stock Plan that after the effective date of the 2019 Stock Plan are not purchased, are forfeited, or are reacquired by the Company or otherwise not delivered to the participant due to termination or cancellation of such award. At December 31, 2022, the number of shares available in the 2019 Stock Plan that were from the 2015 Plan was 299,979. The Board of Directors may from time to time amend, suspend, or terminate the 2019 Stock Plan, subject to its terms. Currently the 2019 Stock Plan does not allow share “recycling”, repricing of stock options or stock appreciation rights or dividend equivalents to be paid on unvested awards. Further, the 2019 Stock Plan does not contain an “evergreen” provision that will automatically increase the number of shares authorized for issuance under the 2019 Stock Plan.

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

Stock-Based Compensation Expense

The consolidated statements of income include $4.0 million and $2.9 million of stock compensation expense for the years ended December 31, 2022 and 2021, respectively. The Company did not capitalize any stock compensation expense during the years ended December 31, 2022, and 2021.

The stock-based compensation expense by type is as follows:

	Years Ended December 31,
	2022	2021
Service-based awards	$1,267	$1,405
Director awards	313	373
Performance-based awards (long-term incentive plan)	968	576
Performance-based awards (short-term incentive plan)	1,160	300
Employee stock purchase plan	280	267
Total	$3,988	$2,921

The stock-based compensation is reflected in the consolidated statements of income as follows:

	Years Ended December 31,
	2022	2021
Cost of revenues	$213	$268
Research and development	632	543
Sales and marketing	845	658
General and administrative	2,298	1,452
Total	$3,988	$2,921

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of December 31, 2022:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,389	1.3
Performance-based awards	$1,523	1.5

Service-Based Awards

Restricted Stock

The Company grants service-based restricted shares as employee incentives under the 2019 Stock Plan. When service-based restricted stock is granted to employees, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the restricted stock on the grant date. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. During the years ended December 31, 2022 and 2021, the Company awarded executives and key-managers long-term incentives comprised one-third of service-based restricted stock and two-thirds of performance-based restricted stock. The Company awarded service-based restricted stock to all other participating employees. The service-based restricted shares vest in three substantially equal annual increments.

The following table summarizes service-based restricted stock activity:

	Year Ended December 31,
	2022		2021
Unvested Restricted Stock Awards	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of year	326,336	$7.76	432,422	$6.91
Shares awarded	233,744	4.66	170,158	8.04
Shares vested	(179,317)	7.26	(272,274)	6.58
Shares cancelled	(26,726)	5.76	(3,970)	7.84
End of year	354,037	$6.12	326,336	$7.76

The intrinsic values of service-based restricted shares that vested were $0.9 million and $2.2 million during the years ended December 31, 2022, and 2021, respectively.

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

The following summarizes the service-based restricted stock unit activity:

	Year Ended December 31,
	2022		2021
Unvested Restricted Stock Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning of year	21,437	$7.23	9,083	$7.02
Units awarded	26,667	4.40	17,800	7.11
Units vested	(4,501)	7.33	(5,446)	6.47
Units cancelled	(8,350)	5.72	0	0
End of year	35,253	$5.42	21,437	$7.23

The intrinsic values of service-based restricted stock units that vested were $21 and $42, during the years ended December 31, 2022, and 2021, respectively.

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

The following table summarizes the stock option activity:

	Year Ended December 31,
	2022		2021
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Beginning of Year	4,000	$6.02	16,250	$6.54
Options exercised	0	0	(6,000)	5.48
Options cancelled/expired	0	0	(6,250)	7.89
End of Year	4,000	$6.02	4,000	$6.02
Exercisable	4,000	$6.02	3,916	$6.00

The Company did not grant any stock options during 2022 or 2021.

During the year ended December 31, 2022, no stock options were exercised. During the year ended December 31, 2021, the Company received proceeds of $8 and issued 1,420 shares for the exercise of 6,000 options. The intrinsic value of the options exercised was $53.

The following table summarizes information about stock options outstanding under all stock option plans at December 31, 2022:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted Average Exercise Price
$ 5.06 - $ 6.98	4,000	1.42	$0	$6.02	4,000	1.42	$0	$6.02

The intrinsic value is based on the share price of $4.30 at December 31, 2022.

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

Performance-Based Awards

Short-Term Incentive Plan

Incentive compensation earned by executives and key managers under the Company’s 2022 Short-Term Incentive Plan (“STIP”) will be settled 50% in cash and 50% in shares of the Company’s stock. Executives and key managers earned shares valued at $1.2 million for the year ended December 31, 2022, based on achievement of revenue and Adjusted EBITDA. The shares earned under the 2022 STIP will be issued to participants during the first quarter 2023. For the year ended December 31, 2021, the Company’s board of directors approved bonuses of $0.3 million payable in the Company’s stock to executive and key managers. The shares related to the 2021 bonus were issued to executives and key managers during the first quarter 2022.

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

The following table summarizes the performance award activity:

	Years Ended December 31,
	2022		2021
Unvested Performance Awards - at Target	Awards	Weighted Average Fair Value	Awards	Weighted Average Fair Value
Beginning of Year	333,153	$8.39	316,726	$6.84
Awards granted	269,618	4.84	187,864	8.15
Awards cancelled	(81,567)	6.57	(171,437)	5.27
End of Year	521,204	$6.84	333,153	$8.39

The Company granted performance awards under its long-term incentive plan to executives and key managers in February 2022 ("2022 LTIP"). The performance period for the 2022 LTIP is from January 1, 2022 through December 21, 2024. At target, the total fair market value of the award was $1.3 million based on a weighted average share price of $4.84. On the award date, the aggregate number of shares that could be earned at target was 269,618 and the maximum number of aggregate shares that could be earned was 471,832.

Under the 2022 LTIP and similar plans from 2021 and 2020, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained. If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis. Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned will be fully vested shares. The Company will award 53,358 shares as a result of achieving 39% of the 2020 LTIP plan. The Company records stock compensation expense over the performance periods based on the Company’s estimate of the aggregate number of shares that will be earned under the incentive plans.

The following table summarizes the active performance-based long-term incentive plans at December 31, 2022:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2020 LTIP	$8.70	145,289	254,256	January 1, 2020 through December 31, 2022
2021 LTIP	$8.25	153,697	268,970	January 1, 2021 through December 31, 2023
2022 LTIP	$4.84	231,618	405,332	January 1, 2022 through December 31, 2024
		530,604	928,558

Employee Stock Purchase Plan

The following table summarizes the ESPP activity:

	Years Ended December 31,
	2022		2021
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	0	$0.00	0	$0.00
Granted	201,507	1.38	164,258	1.62
Vested	(201,507)	1.38	(164,258)	1.62
Outstanding, end of year	0	$0.00	0	$0.00

Based on the 15% discount and the fair value of the option feature of this plan, the ESPP is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company received proceeds of $0.8 million from the ESPP during each of the years ended December 31, 2022 and 2021.

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

Board of Director Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest one year after issuance. In addition, new directors receive a one-time grant of $55 paid in service-based restricted shares which vest in equal annual increments over three years. In May 2022, the remaining 11,534 shares vested with a fair value of $47. In May 2022, the Company issued 120,768 shares to directors for their annual retainer and committee services. In July 2022, in conjunction with the changes in the directors serving as Chairman of the Board and the Audit Committee Chair

positions, an additional 4,033 shares were issued and 4,105 shares were cancelled. In May 2021, the Company issued 61,186 shares of the Company’s stock to directors for their annual retainer and committee services, of which 49,652 with a fair value of $0.3 million vested immediately upon issuance, with the remainder vesting one year after issuance.

The following table summarizes the director awards activity:

	Years Ended December 31,
	2022		2021
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Outstanding, beginning of year	11,534	$6.57	2,416	$6.90
Granted	124,801	4.02	61,186	6.57
Vested	(11,534)	6.57	(52,068)	(6.65)
Cancelled	(4,105)	4.02	0	0.00
Outstanding, end of year	120,696	$4.02	11,534	$6.57

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards and short-term incentive plan stock awards, if paid in the Company’s stock, for the value of the statutory withholding taxes. For each individual receiving a stock award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.4 million and $0.8 million during the years ended December 31, 2022 and December 31, 2021, respectively.

Share Repurchases

On November 4, 2020, the Board of Directors approved a share repurchase program, pursuant to which the Company was authorized to repurchase $5.0 million of its common stock through the end of 2021 (“2020 Repurchase Plan”). The 2020 Repurchase Plan became effective November 10, 2020 and was completed in September 2021. The Company spent $1.8 million to repurchase 288,573 shares at an average price of $6.30 during the three months ended December 31, 2020 and spent $3.2 million during the nine months ended September 30, 2021 to repurchase 495,144 shares at an average price of $6.45. The Company retired all repurchased shares.

The Company did not repurchase shares of common stock during the year ended December 31, 2022.

11. Product Line, Customer and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the years ended December 31, 2022, and 2021:

	Year Ended December 31, 2022
	Antennas and Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$69,662	$30,565	$(799)	$99,428
Gross Profit	$23,293	$22,660	$(220)	$45,733
Gross Profit %	33.4%	74.1%	NA	46.0%

	Year Ended December 31, 2021
	Antennas and Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$63,025	$25,704	$(922)	$87,807
Gross Profit	$21,031	$19,592	$(145)	$40,478
Gross Profit %	33.4%	76.2%	NA	46.1%

Customer Concentration:

One customer accounted for 15% and 10% of revenues during the years ended December 31, 2022, and 2021, respectively.

	Years Ended December 31,
Revenues	2022	2021
Customer C	15%	10%

The following table represents the three customers that accounted for 10% or more of total trade accounts receivable on December 31, 2022. As of December 31, 2021, no customer accounted for more than 10% of accounts receivables.

	As of December 31,
Trade Accounts Receivable	2022	2021
Customer A	12%	5%
Customer C	12%	9%
Customer D	11%	6%

Geographic Information:

The Company’s revenue to customers by geographic location, as a percent of total revenues, is as follows:

	Years Ended December 31,
Region	2022	2021
Europe, Middle East, & Africa	21%	23%
Asia Pacific	6%	8%
Other Americas	3%	4%
Total Foreign sales	30%	35%
Total Domestic sales	70%	65%
	100%	100%

The long-lived assets by geographic region are as follows:

	December 31,
	2022	2021
United States	$15,204	$17,070
Sweden	5,008	4,897
China	41	333
	$20,253	$22,300

12. Benefit Plans

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first month of their employment. Under this plan, employees may elect to contribute up to 15% of their current compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches 100% of the employee’s elective deferrals up to 4% of their compensation. The Company may make discretionary contributions to the 401(k) plan but there were no discretionary contributions during the years ended December 31, 2022 or 2021. The Company also contributes to various defined contribution retirement plans for foreign employees. Contributions for foreign employees in China decreased for the year ended December 31, 2022 due to the reduction in headcount related to restructuring for Tianjin manufacturing and the Beijing office. Contributions for foreign employees in Sweden increased for the year ended December 31, 2022 because contributions for Smarteq employees commenced in May 2021.

The Company’s contributions to retirement plans were as follows:

	Years ended December 31,
	2022	2021
PCTEL, Inc. 401(k) plan - US employees	$772	$725
Defined contribution plans - China employees	75	303
Defined contribution plans - Sweden employees	132	101
Defined contribution plans - Other foreign employees	31	27
Total	$1,010	$1,156

13. Accumulated Other Comprehensive Income

Accumulated other comprehensive loss of $1.5 million at December 31, 2022 and accumulated other comprehensive income of $360 at December 31, 2021, consists of foreign currency translation adjustments.

14. Revenue from Contracts with Customers

Under Topic 606, a contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance, and has identified payment terms, and for which collectibility is probable. Once the Company has entered into a contract, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized as control of promised goods or services transfers to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The amount of revenue recognized takes into account variable consideration, such as returns and volume rebates. A majority of the Company’s revenue is short cycle in nature with shipments within one year from purchase order. The Company's payment terms generally range between 30 to 90 days.

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

Antenna product line sales have either contract pricing or negotiated prices on individual purchase orders. Variable consideration related to specific customers or orders that impacts the stand-alone selling price includes right of return, rebate incentives, or quantity-based pricing. The Company allows its major distributors and certain other customers to return unused antennas under specified terms and conditions. The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.2 million at December 31, 2022 and December 31, 2021, and is included within accrued liabilities on the accompanying consolidated balance sheets. Additionally, the Company recorded an asset based on historical experience for the amount of product expected to be returned to inventory as a result of the return, which is recorded in inventories in the consolidated balance sheets. The product return asset was $0.1 million at December 31, 2022 and December 31, 2021.

There were no contract assets at December 31, 2022 or December 31, 2021. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities and long-term liabilities in the consolidated balance sheets. The contract liability was $0.9 million at December 31, 2022 and December 31, 2021. The Company recognized revenue of $1.5 million and $1.1 million during the years ended December 31, 2022, and December 31, 2021 respectively, related to contract liabilities at the beginning of the period.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria described in “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our management’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in PCTEL’s proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Proposal #1 Election of Directors,” “Information About Our Executive Officers,” and “Corporate Governance” is incorporated by reference herein. The proxy statement will be filed with the SEC pursuant to Rule 14a-6 under the Exchange Act in accordance with applicable SEC deadlines and is incorporated in this Item 10 by reference.

Item 11: Executive Compensation

The information required by this Item 11 will be included in PCTEL’s proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Executive Compensation and Other Matters,” and “Compensation of Directors,” and is incorporated by reference herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in PCTEL’s proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation and Other Matters-Equity Plans and Awards” and is incorporated by reference herein.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in PCTEL’s proxy statement for the 2023 Annual Meeting of Stockholders under the caption “Corporate Governance” and is incorporated by reference herein.

Item 14: Principal Accountant Fees and Services

The information required by this Item 14 will be included in PCTEL’s proxy statement for the 2023 Annual Meeting of Stockholders under the captions “Summary of Fees” of Proposal #3 and “Pre-Approval of Independent Auditor Services and Fees” and is incorporated by reference herein.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The Report of Independent Registered Public Accounting Firm is included on page 24-26 of the Form 10-k. The Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K on pages 27 to 31.

(a) (2) Financial Statement Schedules

The following financial statement schedule is filed as a part of this Report under Schedule II immediately preceding the signature page: Schedule II — Valuation and Qualifying Accounts for the two fiscal years ended December 31, 2022.

PCTEL, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Additions	End of
	of Year	Expenses	(Deductions)	Year
Year Ended December 31, 2021:
Allowance for doubtful accounts	$113	0	(49)	$64
Warranty reserves	$285	(95)	67	$257
Deferred tax asset valuation allowance	$12,938	0	2,320	$15,258
Year Ended December 31, 2022:
Allowance for doubtful accounts	$64	0	68	$132
Warranty reserves	$257	(143)	203	$317
Deferred tax asset valuation allowance	$15,258	(782)	(201)	$14,275

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

Exhibit No.		Description	Reference

3.1		Amended and Restated Certificate of Incorporation of PCTEL, Inc. (P)	Incorporated by reference to Exhibit Number 3.2 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of PCTEL, Inc.	Incorporated by reference to Exhibit Number 3.1 filed with the Registrant's Current Report on Form 8-K on June 4, 2020.

3.3		Amended and Restated Bylaws of the Registrant	Filed Herewith

4.1		Specimen common stock certificate (P)	Incorporated by reference to Exhibit Number 4.1 filed with the Registrant's Registration Statement on Form S-1 (File No. 333-84707).

4.2		Description of Securities	Incorporated by reference to Exhibit Number 4.2 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2020.

10.1	*	Form of Severance Benefits Letter	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.2	*	Employment Agreement dated December 5, 2016 between PCTEL, Inc. and David A. Neumann	Incorporated by reference to Exhibit Number 10.15 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2016.

10.3	*	Form of Management Retention Agreement dated May 6, 2020 between PCTEL, Inc. and David A. Neumann	Incorporated by reference to Exhibit Number 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.4	*	Form of Management Retention Agreement	Filed Herewith

Exhibit No.		Description	Reference

10.5.1	*	PCTEL, Inc. Long-Term Incentive Award Agreement dated February 5, 2020	Incorporated by reference to Exhibit Number 10.14 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2019

10.5.2	*	PCTEL, Inc. Long-Term Incentive Award Agreement dated March 2, 2021	Filed Herewith

10.5.3	*	PCTEL, Inc. Long-Term Incentive Award Agreement dated February 9, 2022	Filed Herewith

10.6		Lease Agreement between FP Gateway 270, LLC (Landlord) and PCTEL, Inc. (Tenant)	Incorporated by reference to Exhibit Number 10.14 filed with the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2018

10.7	*	PCTEL, Inc. 2019 Stock Incentive Plan	Incorporated by reference from Appendix A to the registrants Definitive Proxy Statement on Schedule 14A Filed April 16, 2019.

10.8	*	PCTEL, Inc. 2019 Employee Stock Purchase Plan	Incorporated by reference from Appendix B to the registrants Definitive Proxy Statement on Schedule 14A Filed April 16, 2019.

10.9	*	Sales Compensation Plan dated February 2, 2023 between PCTEL, Inc. and Daniel Laredo	Filed Herewith

10.10	*	Intellectual Property Protection Agreement dated November 2, 2022 between PCTEL, Inc. and David A. Neumann	Filed Herewith

10.11	*	Form of Intellectual Property Protection Agreement for Section 16 Officers	Filed Herewith

10.12	*	Separation Agreement and Release dated November 14, 2022 between PCTEL, Inc. and Leslie Sgnilek	Filed Herewith

10.13	*	Separation Agreement and Release dated December 15, 2022 between PCTEL, Inc. and Arnt Arvik	Filed Herewith

21		List of significant subsidiaries	Filed Herewith

23		Consent of Grant Thornton LLP	Filed Herewith

24		Power of Attorney	Included on Signature page of this Annual Report on Form-10K

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed Herewith

101.INS		Inline XBRL Instance Document	Filed Herewith

101.SCH		Inline XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

Exhibit No.		Description	Reference

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed Herewith

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
Dated: March 16, 2023

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

Signature	Title	Date

/s/ DAVID A. NEUMANN		March 16, 2023
(David A. Neumann)	Chief Executive Officer

/s/ KEVIN MCGOWAN
(Kevin McGowan)	Chief Financial Officer	March 16, 2023
(Principal Financial and
Accounting Officer)
/s/ CINDY K. ANDREOTTI
(Cindy K. Andreotti)	Director	March 16, 2023

/s/ GINA HASPILAIRE
(Gina Haspilaire)	Director	March 16, 2023

/s/ CYNTHIA KEITH
(Cynthia Keith)	Director	March 16, 2023

/s/ STEVEN D. LEVY
(Steven D. Levy)	Director	March 16, 2023

/s/ GIACOMO MARINI
(Giacomo Marini)	Director	March 16, 2023

/s/ M. JAY SINDER
(M. Jay Sinder)	Director	March 16, 2023