Form 10-K/A
period 2022-12-31
PC TEL INC
filed 2023-04-28
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

19,083,075 shares of common stock were issued and outstanding as of April 19, 2023.

Documents Incorporated by Reference

None.

Auditor Firm PCAOB ID: 248 Auditor Name: Grant Thornton LLP Auditor Location: Chicago, IL

Explanatory Note

PCTEL, Inc. (“PCTEL”, the “Company”, “we”, or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to file certain information that will be included in the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders. This Amendment amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company will not be filing its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, wehave amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 16, 2023. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original Filing.

PCTEL, Inc.

Form 10-K/A

For the Fiscal Year Ended December 31, 2022

PART III

Item 10: Directors, Executive Officers and Corporate Governance

INFORMATION ABOUT OUR CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors

PCTEL has three classes of directors elected to serve staggered three-year terms. Set forth below is information about each of our directors, including (a) the year in which each director first became a director, (b) their age as of April 27, 2023, (c) their positions and offices with the Company, (d) their principal occupations and business experience during at least the past five years, and (e) the names of other public companies for which they currently serve, or have served, within the past five years, as a director. We have also included below a discussion of the qualifications, attributes and skills that led our Board of Directors (the “Board”) to the conclusion that each of our directors should serve on the Board.

Name	Director Class	Positions and Offices Held	Director Since	Director Term Expires	Age
Cindy K. Andreotti	Class I	Director	2013	2024	67
Cynthia A. Keith	Class I	Director	2018	2024	66
Gina Haspilaire	Class II	Director	2015	2025	60
M. Jay Sinder	Class II	Director, Chair	2014	2025	56
Steven D. Levy	Class III	Director	2006	2023	66
Giacomo Marini	Class III	Director	1996	2023	71
David A. Neumann	Class III	Chief Executive Officer, Director	2017	2023	57

Class I Directors
Name, Position, Age and Board Tenure	Background Information
Cindy K. Andreotti Independent Director Age: 67 Joined Board: 2013

• President and Chief Executive Officer of The Andreotti Group, a strategic business advisory firm focused on sales, marketing, distribution, go-to-market, financial and business plan development in addition to M&A investment strategy, design, and implementation across the globe, since 2005

• Enjoyed a 26-year career in the telecommunications industry (12 years with AT&T Inc. and 14 years with MCI Telecommunications Inc.), and held positions of progressively increasing executive and corporate management responsibility

• Served on the Board of Directors of APAC Customer Services, Inc., a public company providing customer interactive solutions, from 2005 to 2011
• Serves on the board of several private companies and charitable organizations
• Bachelor of Arts degree in Business Administration and Women in Management from the College of St. Catherine
Discussion of individual experience, qualifications, attributes, and skills

Ms. Andreotti’s industry experience in telecommunications sales, marketing, operations and management qualify her to serve on the Company’s Board of Directors, as Chair of the Nominating and Governance Committee, and as a member of the Compensation Committee.

Cynthia A. Keith Independent Director	• 25-year career with PricewaterhouseCoopers, LLP (“PwC”), the world’s largest multinational professional services firm, and served as a partner of the firm from 2000 until her retirement in 2014
Age: 66 Joined Board: 2018

• Specialized in audits of and consulting with technology and communications clients, including global public companies focused on mergers and acquisitions as well as companies in various stages of growth

• Has served on the Board of Directors of City Bank of Texas since 2016 and the Board of Directors of South Plains Financial (SPFI), the public holding company of City Bank of Texas, since 2019
• Has served on boards of several charitable organizations supporting entrepreneurial and educational causes
• Bachelor of Science in Business Administration with a concentration in Accounting from University of Texas at Dallas
• Certified Public Accountant in the State of Texas
Discussion of individual experience, qualifications, attributes, and skills

The depth and breadth of Ms. Keith’s 25 years of experience as a CPA serving technology and communications companies, as well as her leadership positions with PwC, qualify her to serve on the Company’s Board of Directors, as Chair of the Audit Committee, and as a member of the Company’s Nominating and Governance Committees.

Class II Directors
Name, Position, Age and Board Tenure	Background Information
Gina Haspilaire Independent Director Age: 60 Joined Board: 2015

• Joined Netflix, Inc., a media-services provider and production company, in October 2019 as Vice President of Open Connect–Network Strategy, Planning, and ISP Partnerships responsible for heading ISP partnerships and the network architecture, deployment, and interconnection strategies that enable the delivery of Netflix shows and films to members around the world

• Served as Chief Human Resources Officer of Reliance Communications (Enterprise) and Global Cloud Xchange, a global data communications service provider, and led the company’s global human resources, facilities management, and sales operations from January 2015 to September 2019

• Previously held executive positions at Henkel Adhesive Technologies, a leading solution provider for adhesives, sealants and functional coatings; Pacnet Limited, a global telecommunications service provider; and Heidrick & Struggles, an executive search firm

• Served on advisory boards of several companies and organizations
• Bachelor of Science degree in Mathematics/Computer Science from St. John’s University in New York and an MBA from Columbia University
Discussion of individual experience, qualifications, attributes, and skills

Ms. Haspilaire’s telecommunications services experience in general management, global strategy, business development, sales and marketing, human resources, and customer service, together with her manufacturing sector experience, qualify her to serve on the Company’s Board of Directors, as Chair of the Compensation Committee, and as a member of the Nominating and Governance Committee.

M. Jay Sinder	• Chair of the Board of the Company since July 2022

Independent Director Age: 56	• Chief Financial Officer of Jellyvision Labs, Inc., an employee benefits guidance SaaS company, since July 2021
Joined Board: 2014	• Chief Financial Officer of DialogTech, Inc, a marketing analytics company that enables companies to optimize their inbound phone calls, from July 2020 through its acquisition in May 2021

• General Manager of Verint ForeSee (Nasdaq: VRNT), a voice of customer SaaS company, from December 2018 to January 2020, as Chief Executive Officer of ForeSee Results, Inc. from November 2018 to December 2018 when the company was purchased by Verint Systems Inc., and as its Chief Financial Officer from August 2017 through November 2018

• Chief Financial Officer of ByteGrid Holdings LLC, a data center and managed services company, from July 2015 through July 2017

• Previously served as a consultant to various start-up and venture capital-backed software companies and in executive and financial positions for various companies, including as Chief Executive Officer, Chief Financial Officer, Treasurer, and Vice President of Corporate Development

• Served on the Board of Directors of Contec Ltd. from 2013 to 2022 and previously served on the boards of several other private companies
• Bachelor of Science degree from the University of Michigan and a Master’s degree in Business Administration from the University of Chicago Booth School of Business
Discussion of individual experience, qualifications, attributes, and skills

Mr. Sinder’s financial knowledge and expertise, and his experience serving in a variety of senior executive and financial positions at various companies, qualify him to serve on the Company’s Board of Directors, as the Chair of the Board of Directors, and as a member of the Audit Committee.

Class III Directors
Name, Position, Age and Board Tenure	Background Information
Steven D. Levy	• Chair of the Board of the Company from 2017 to 2022
Independent Director Age: 66	• Managing Director and Global Head of Communications Technology Research at Lehman Brothers from 1998 to 2005
Joined Board: 2006	• Previously served in management positions related to telecommunications research and analysis for Salomon Brothers, Oppenheimer & Co. and Hambrecht & Quist

• Has served on the Board of Directors of Allot Communications, an Israeli public company providing network intelligence and security solutions, since 2007, and of Edison Properties, a privately held real estate company since 2015

• Previously served on the boards of several other private companies, including technology companies
• Master’s degree in Business Administration and a Bachelor of Science degree in Materials Engineering from Rensselaer Polytechnic Institute
Discussion of individual experience, qualifications, attributes, and skills

Mr. Levy’s investment banking experience related to the telecommunications industry, extensive experience analyzing business strategies and financial results, and knowledge of financial markets and competitive data analysis qualify him to serve on the Company’s Board of Directors and as a member of the Audit Committee.

Giacomo Marini Independent Director	• Chairman and Managing Director of Noventi LLC, a Silicon Valley-based technology investment firm, since he founded the firm in 2002
Age: 70 Joined Board: 1996	• Chairman and Chief Executive Officer of Neato Robotics, a home robotics company, from February 2013 to December 2017
• Previously served as Chief Executive Officer of FutureTel and of No Hands Software
• Co-founder, former board member and former Chief Operating Officer of Logitech, a personal computer peripherals company

• Has served on the Board of Directors of NextLabs, Inc., a data-centric security software provider, since July 2018, of Nexent S.r.l, a mobile game company since June 2021, and of iPost, Inc., an enterprise email marketing and automation provider, since August 2021

• Served as Chairman of Velomat S.r.l., a designer and manufacturer of turnkey automatic systems for high-speed and high-volume assembly, from 2012 to 2020 and previously served on the board of directors of several other technology companies

• Has served as Chair and Board member of the SVIEC Foundation, since August 2021
• Served on the Board of Trustees of the University of California at Davis Foundation from 2014 to 2020
• Computer Science “Laurea” degree from the University of Pisa, Italy

Discussion of individual experience, qualifications, attributes, and skills

Mr. Marini’s experience with a wide variety of business situations as a Chief Executive Officer and in other senior management roles, as well as an active board member and investor, qualify him to serve on the Company’s Board of Directors and as a member of the Compensation Committee.

David A. Neumann	• Chief Executive Officer and Board member of the Company since January 2017
Chief Executive Officer and Director Age: 57

• Senior Vice President and General Manager of the RF Solutions segment of the Company from 2015 to 2016, and other management positions related to the Company’s test and measurement product line from 2009

Joined Board: 2017

• Previously held leadership roles in engineering services, product management and sales at E-magine Communications, LLC, X-TEL Communications, Inc., Acterna, Intelinet, Inc. and SAFCO Technologies, Inc.

• Bachelor of Science degree in Electrical Engineering from The Pennsylvania State University and a Master’s degree in Business Administration from the University of Chicago Booth School of Business
Discussion of individual experience, qualifications, attributes, and skills

Mr. Neumann’s roles with the Company, including as Chief Executive Officer, his extensive experience in leadership, sales, and marketing roles with other companies, as well as his education in electrical engineering and business administration, qualify him to serve on the Company’s Board of Directors and as the Company’s Chief Executive Officer.

Executive Officers

The following table sets forth certain information concerning our executive officers as of April 27, 2023.

Name	Position(s)	Age
Shelley J. Bacastow	Senior Vice President, Chief Legal Officer and Company Secretary	63
Rishi Bharadwaj	Senior Vice President and Chief Operating Officer	48
Suzanne Cafferty	Vice President, Global Marketing	54
Tricia Lancaster	Vice President, Human Resources	42
Daniel Laredo	Vice President, Global Sales	51
Kevin J. McGowan	Vice President and Chief Financial Officer	57
Sumeet Paul	Vice President and Chief Information Officer	48

Name, Position and Age	Background Information
Shelley J. Bacastow	PCTEL Experience
Senior Vice President, Chief Legal Officer and Company Secretary	• Senior Vice President and Chief Legal Officer since February 2020 with responsibility for addressing the Company’s legal matters worldwide
Age: 63

• Vice President and General Counsel from January 2015 to February 2020; Assistant General Counsel from June 2014 to December 2014; Senior Corporate Counsel from October 2006 to June 2014; and outside counsel to the Company from April 2003 to October 2006

Other Experience
• Senior Counsel with Motorola, Inc. from June 1996 to June 2002 and the head of the Global Finance Group in the law department from 1999 to 2002
• Senior Attorney with MCI Telecommunications, Inc. from June 1995 to June 1996
• Attorney with Chapman and Cutler, a Chicago-based law firm, from May 1984 to June 1995
Education and Credentials
• Bachelor of Arts degree in Political Science from University of
Wisconsin – Madison
• Juris Doctor degree from Notre Dame Law School

Rishi Bharadwaj	PCTEL Experience
Senior Vice President and Chief Operating Officer	• Senior Vice President and Chief Operating Officer since August 2018 with responsibility for the Company’s worldwide operations
Age: 48

• Senior Vice President and General Manager-Connected Solutions from November 2016 to August 2018; Vice President and General Manager-Connected Solutions from March 2015 to November 2016; Vice President, Global Sales-Connected Solutions from March 2014 to March 2015; Vice President, Global Sales and Product Management from January 2014 to March 2014; and other leadership positions in the Connected Solutions segment from July 2003 to January 2014

Other Experience
• RF and software engineering roles, developing data collection and data analytics tools for the cellular industry, with other companies from 1996 to 2003
Education and Credentials
• Bachelor of Science degree in Electrical Engineering and Master’s degree in Electrical and Computer Engineering from Illinois Institute of Technology
• Master’s degree in Business Administration from Northwestern University’s Kellogg School of Management

Suzanne Cafferty	PCTEL Experience
Vice President, Global Marketing	• Vice President, Global Marketing since October 2022
Age: 54

• Vice President, Product Management and Global Marketing from January 2022 to October 2022; Vice President, Global Marketing from April 2020 to January 2022; and Senior Director, Corporate Marketing from February 2019 to April 2020

Other Experience
• Director of Marketing, Univar Solutions, a global leader in specialty chemical and ingredient distribution, from July 2017 to December 2018
• Senior Director, Global Marketing, Motorola Solutions, a leader in mission-critical communications products, solutions, and services, from November 2015 to June 2017
• Various management roles including strategic, brand, and product marketing with Motorola Solutions from June 1993 to June 2017
Education and Credentials

• Bachelor of Arts degree in English and History from University College Dublin, Ireland
• Post Graduate Diploma in Marketing Management from Dublin Institute of Technology, Ireland
• Master of Business Administration from Lake Forest Graduate School of Management, Illinois

Tricia Lancaster	PCTEL Experience
Vice President, Human Resources	• Vice President, Human Resources since January 2023
Age: 42	• Director of Human Resources from November 2015 to December 2022; Manager of Human Resources from November 2007 to October 2015; HR Administrator November from 2004 to October 2007
Other Experience
• Currently serving on an advisory panel for HR Source, a Human Resources association for employers,
• Human Resources & Office Manager with Standard Plastics
Education and Credentials
• Bachelor of Science degree in Human Development & Family Studies from the University of Illinois at Urbana-Champaign
• SHRM-SCP Certified

Daniel Laredo	PCTEL Experience
Vice President, Global Sales	• Vice President, Global Sales since December 2022
Age: 51

• Vice President, Business Development from August 2018 to December 2022; Vice President, Global Sales – Connected Solutions from July 2016 to August 2018; Vice President, Sales – EMEA from November 2015 to July 2016; Senior Director of Sales – EMEA from October 2008 to November 2015; and Director of Sales – EMEA from October 2003 to October 2008

Other Experience
• RF drive test and wireless optimization software sales for Agilent Technologies; and EMEA Regional Manager for SAFCO Technologies, Inc.
Education and Credentials
• Bachelor’s degree in Electronics Engineering from Universidad Simon Bolivar, Venezuela
• Master of Science in Electrical Engineering from The Pennsylvania State University

Kevin McGowan	PCTEL Experience
Vice President and Chief Financial	• Vice President and Chief Financial Officer since December 2018
Officer Age: 57	• Vice President of Finance and Corporate Controller from August 2011 to December 2018; and Controller from February 2005 to August 2011
Other Experience
• Various finance and controller roles with Andrew Corporation, a manufacturer of hardware for communications networks, from 1992 to 2005
• Auditor with Arthur Anderson from 1988 to 1992
Education and Credentials
• Bachelor of Arts degree in Accounting from the University of Notre Dame
• Master’s degree in Business Administration from the University of Chicago Booth School of Business
• Certified Public Accountant

Board Diversity Matrix

In compliance with Nasdaq Rules 5605(f) and 5606, the Board has self-reported the diversity characteristics summarized in the table below.

Board Diversity Matrix (as of April 27, 2023)
	Female	Male
Total Number of Directors	7
Part I: Gender Identity
Directors	3	4
Part II: Demographic Background
African American or Black	1	0
White	2	4

Audit Committee

The Audit Committee of the Board oversees the quality and integrity of the Company’s annual and quarterly financial statements; the Company’s financial reporting processes and financial statement audits; the Company’s accounting policies and procedures; the qualifications, performance, and independence of the Company’s independent auditor; and the Company’s compliance with legal and regulatory requirements and the Company’s ethical standards. The members of the Audit Committee are Cynthia A. Keith (Chair), M. Jay Sinder and Steven D. Levy. Each member meets the applicable SEC and Nasdaq independence requirements. The Board has determined that Ms. Keith and Mr. Sinder each qualify as an “audit committee financial expert” as defined under the rules and regulations of the SEC, and that all members of the Audit Committee meet the Nasdaq financial literacy requirements.

Stockholder Communications with the Board of Directors

Stockholders who wish to communicate with any of the directors may do so by sending an e-mail message to the Chief Legal Officer at clo@pctel.com. The Chief Legal Officer monitors these communications, consults with the independent Chair of the Board and provides a summary of messages received to the Board of Directors at its regularly scheduled meetings. Where the nature of the communication warrants, the Chief Legal Officer may obtain more immediate attention to the matter from the appropriate committee or the Chair of the Board, independent advisors, or management. The Chief Legal Officer, in consultation with the Chair of the Board, will decide what, if any, response is warranted.

Code of Ethics

The Company’s Code of Ethics and Business Conduct (the “Code of Ethics”) applies to the Board of Directors and all employees of the Company and its subsidiaries, including our principal executive officer, principal financial officer, and principal accounting officer, as well as any contractor or agent of the Company. It provides guidance and standards for maintaining ethical behavior, requires that employees and directors comply with applicable laws and regulations, and prohibits conflicts of interests. The Code of Ethics is posted on the Company’s website at http://investor.pctel.com/documents.cfm. In addition, the Company has made available an ethics hotline for anonymously reporting violations of the Company’s Code of Ethics or any other policies and procedures. The Chair of the Board of Directors, Chair of the Audit Committee, and the Company’s General Counsel or Chief Legal Officer address all matters submitted pursuant to the ethics hotline.

Item 11: Executive Compensation

The Company qualifies as a “smaller reporting company” and is providing scaled disclosure on that basis in this section of the Form 10-K.

Named Executive Officers

The purpose of this summary of our executive compensation is to discuss material information relating to compensation awarded to the following individuals who have been identified as the Company’s “Named Executive Officers” or “NEOs” for the fiscal year ended December 31, 2022:

Name	Title as of December 31, 2022
David A. Neumann	Chief Executive Officer
Kevin J. McGowan	Vice President and Chief Financial Officer
Rishi Bharadwaj	Senior Vice President and Chief Operating Officer
Arnt Arvik(1)	Former Vice President and Chief Sales Officer
Leslie Sgnilek(1)	Former Vice President of Corporate Resources and Chief Risk Officer

(1)
Both Mr. Arvik and Mr. Sgnilek is included as a Named Executive Officers as a result of amounts accrued or paid under his respective Separation Agreement and Release filed as an exhibit to our Form 10-K.

Annual Compensation Process

The Role of the Independent Compensation Consultant. The compensation of the CEO and the other executive officers is established prior to the end of the first quarter of the fiscal year. The Compensation Committee has engaged Willis Towers Watson LLP, a global professional services company that serves as independent compensation consultant to the Compensation Committee (the “Independent Compensation Consultant”), to inform its decisions as to appropriate levels and elements of compensation for the NEOs and other executive officers. The Independent Compensation Consultant provides executive compensation consulting services to the Compensation Committee, including (i) assisting with establishing the Company’s compensation goals and objectives, (ii) providing relevant peer group and survey data on compensation, and (iii) advising on industry trends in executive compensation. The Independent Compensation Consultant provides no services to the Company other than the services it provides to the Compensation Committee. The Compensation Committee’s practice is to invite a representative of the Independent Compensation Consultant to attend substantially all Compensation Committee meetings.

In providing these services to the Compensation Committee, the Independent Compensation Consultant analyzes compensation information for comparable executive officers, which it derives from two independent surveys as well as publicly available data from a peer group. The peer group is currently comprised of 15 publicly traded companies that compete with the Company for talent or are comparable to the Company in terms of broad industry sectors, size, and business complexity.

Consideration of Say-On-Pay Results. The Company considered the results of the Say-on-Pay proposal presented to the stockholders for approval in 2022. In light of the approximately 98% support that the proposal received in 2022, the Company’s compensation policies and decisions remain focused on rewarding sustainable financial performance to drive stockholder value.

CEO Compensation. The CEO’s compensation must be approved each year by the independent Board members based on the recommendation of the Compensation Committee. In making its recommendation with respect to the CEO’s compensation, the Compensation Committee takes into consideration, among other factors, the Company’s financial results, the results of a performance evaluation of the CEO for the preceding year, and CEO compensation trends of the Company’s peer group. The annual evaluation of the CEO’s performance is conducted by the Nominating and Governance Committee through an electronic survey completed by all independent Board members. It requires each independent Board member to assess the CEO’s ability to meet the Company’s financial performance objectives, conduct succession planning, execute strategic plans, exhibit leadership, create value, and maintain good relationships with the stockholders, the Board of Directors, and other stakeholders of the Company. The Chair of the Nominating and Governance Committee reports the results to the other independent Board members in executive session and moderates a discussion thereof. In formulating its recommendation to the Board of Directors with respect to the CEO’s compensation, the Compensation Committee exercises its judgment, taking into account the results of the Nominating and Governance Committee’s survey and the discussion thereof, any stockholder input that may have been received, and the comparative data and advice of the Independent Compensation Consultant. The Compensation Committee’s discussions of the elements of compensation for the CEO are conducted in a closed session, typically with the Independent Compensation Consultant in attendance but with no Company employees present. The Chair of the Compensation Committee solicits input from the CEO in the course of the Compensation Committee’s formulation of its recommendation; however, the CEO is not permitted to participate in the deliberations by the Board of Directors in its consideration of the Compensation Committee’s recommendation for CEO compensation.

Other Executive Compensation. The Compensation Committee has full authority to determine the compensation of the NEOs and other executive officers (other than the CEO). In establishing compensation for such executive officers, the Compensation Committee relies on (i) the CEO’s evaluation of each executive officer’s individual performance and compensation recommendation, (ii) the Board’s experience with the executive officer, (iii) the benchmarking data compiled by the Independent Compensation Consultant, and (iv) the Company’s compensation philosophy. The CEO attended six of the seven Compensation Committee meetings in 2022. After consulting with the Independent Compensation Consultant and considering the benchmarking data, the Compensation Committee, in its discretion, approves the annual compensation for NEOs and the executive officers (other than the CEO), including salary and short-term and long-term incentives.

Principal Elements of Executive Compensation

The principal elements of executive compensation are briefly described in the table below. More extensive descriptions of the elements, and the related plans and benefits, are provided in later sections of this Form 10-K.

Compensation Element	Description
Base salary	• Principal element of cash compensation that is not “at risk”
• The Compensation Committee considers the performance, experience, and responsibilities of the executive officers in setting base salaries.

• The Compensation Committee seeks to establish base salaries that are competitive with those paid to comparable executive officers based upon benchmarking data provided by the Independent Compensation Consultant.

Short-Term Incentive Plan

• Annual performance-based incentive plan designed to motivate achievement of specifically identified, short-term corporate objectives, generally achievement of annual revenue and Adjusted EBITDA goals

• The Company’s annual financial plan plays an important role in establishing the objectives and target performance for this plan.
• Awards are denominated in cash but may be paid in cash, shares, or a combination of both.
• Not available to sales executives or sales team

Executive Sales Compensation Plan	• Variable compensation linked to the sales team’s success in generating profitable revenue
• Determined based upon achievement of goals that are aligned with the Company’s annual financial plan
• Paid in cash

Long-Term Incentive Plan	• Designed to encourage sustainable growth, consistent earnings, and management retention through consistency in long-term incentives
• Equity awards can be performance-based, service-based, or a combination of both.
• Performance-based incentive awards are generally based upon a multiple year performance period.

Change of control benefits

• Intended to induce the executive officers to continue to contribute to the success of the Company in connection with an event resulting in (i) the majority of the voting control of the Company being transferred (whether by way of merger, reorganization, or acquisition) or (ii) the sale of all or substantially all of the Company’s assets

• Includes lump sum payment of a specified percentage of base salary, continuation of Company-paid healthcare benefits for a specified period of time, and vesting of restricted stock previously awarded

• Triggered if the executive officer’s employment is involuntarily terminated within twelve months of a change of control (i.e., a “double trigger”)

Severance benefits	• Intended to compensate executive officers in the event of an involuntary termination of his/her employment unrelated to a change of control
• Includes salary continuation and Company-paid healthcare benefits for a specified period of time and vesting of certain restricted stock previously awarded

Other benefits

• Medical, dental, and vision benefits and term life, accidental death and dismemberment, and short and long-term disability insurance are provided with all or a substantial portion of the cost thereof paid by the Company.

• Employee Stock Purchase Plan allows employees of the Company to participate electively in a plan under which, through individual payroll deductions, they are permitted twice a year to buy shares of the Company’s common stock at prices discounted from the market price.

• The Company maintains a 401(k) plan and matches the contribution of a plan participant up to the first 4% of the participant’s compensation. The Company match vests immediately.

2022 Compensation

The following table presents the compensation of the NEOs for the years indicated below:

Summary Compensation Table

		Salary(1)	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
	Year	($)	($)	($)	($)	($)	($)
David A. Neumann	2022	400,000	—	349,998	479,167	43,128	1,272,293
Chief Executive Officer	2021	389,656	109,104	349,997	—	45,004	893,761
Kevin J. McGowan	2022	321,371	—	237,600	240,612	36,699	836,282
Vice President and Chief Financial Officer	2021	289,913	58,345	254,100	—	27,767	630,125
Rishi Bharadwaj	2022	348,989	—	198,000	240,384	30,115	817,488
Senior Vice President & Chief Operating Officer	2021	329,469	66,306	186,340	—	35,814	617,929
Arnt Arvik(6)	2022	252,551	—	148,500	181,633	385,282	967,966
Former Vice President and Chief Sales Officer
Leslie Sgnilek(6)	2022	262,521	—	123,750	157,239	376,311	919,821
Former Vice President of Corporate Resources and Chief Risk Officer

(1)
The amounts shown reflect the actual amounts paid as salary during fiscal years 2022 and 2021. The amount shown for 2021 reflects a temporary 10% salary reduction instituted by the Board of Directors on April 1, 2020 to address the economic disruption caused by the COVID-19 pandemic. Concurrently with the salary reduction, the executive officers received shares of the Company’s common stock with equivalent value to 5% of salary which vested on April 1, 2021. The Board of Directors restored one-half of the 10% salary reduction effective on July 1, 2020 and the other half effective on April 1, 2021.
(2)
The amounts shown reflect discretionary awards for 2021.
(3)
The amounts shown do not reflect compensation actually received by the NEO in the year indicated. Instead, the amounts shown represent the aggregate grant date fair value of the restricted stock granted in the year indicated, calculated pursuant to FASB ASC Topic 718, excluding the effect of estimated forfeitures, and with performance-based shares valued at target. For a discussion of the valuation assumptions, see Note 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

The stock awards are restricted stock granted pursuant to the Long-Term Incentive Plan in effect for the year indicated. The award for each participant under the 2022 Long-Term Incentive Plan (“2022 LTIP”) is comprised of a performance-based incentive award (67%) and a service-based award (33%). The table below shows the maximum number and value of performance-based shares that may vest and be received under the 2022 LTIP. Performance-based shares are earned and vest, if at all, based upon the Company’s performance over the three-year period from 2022 through 2024. Performance is measured against a specified revenue target with a penalty if Adjusted EBITDA, a non-GAAP measure, as a percentage of revenue falls below specified levels. The table below indicates the maximum number of performance shares that would be awarded at the completion of the performance period with performance at or above the maximum revenue goal (without an Adjusted EBITDA penalty), and corresponding values using the closing price of a share of PCTEL common stock on the grant date. For the number of performance shares at target, see “2022 Long-Term Incentive Plan”. No additional shares will be awarded under the 2022 LTIP for performance exceeding the maximum performance goal. Each NEO must be an employee, director or contractor of the Company on the performance determination date to receive the stock award.

Name	Year	Maximum (# of Shares)	Value @ Maximum ($)
David A. Neumann	2022	79,133	391,710
Kevin J. McGowan	2022	56,000	277,200
Rishi Bharadwaj	2022	46,667	231,003
Arnt Arvik	2022	35,000	173,250
Leslie Sgnilek	2022	29,167	144,378

(4)
Non-Equity Incentive Plan Compensation with respect to Mr. Neumann, Mr. McGowan, Mr. Bharadwaj, and Mr. Sgnilek is discussed under “2022 Short-Term Incentive Plan” below. Non-Equity Incentive Plan Compensation with respect to Mr. Arvik is discussed under “Variable Compensation under 2022 Sales Compensation Plan” below. With respect to Messrs. Sgnilek and Arvik, amounts included in this column represent amounts actually earned prior to their separation from service.
(5)
All Other Compensation represents matching contributions under the 401(k) plan, group life, accident and disability insurance premiums, healthcare insurance premiums and contributions to Health Savings Accounts, and dividends on unvested restricted stock awards. For Mr. Neumann, it also reflects an annual reimbursement of $3,721 in 2022 and $5,832 in 2021 for financial and tax advisory services and tax preparation. For Mr. Arvik it also reflects $355,042 accrued or paid in 2022 under his Separation Agreement and Release dated December 15, 2022 filed as an exhibit to our Form 10-K, and for Mr Sgnilek it also reflects $340,148 accrued or paid in 2022 under his Separation Agreement and Release dated November 14, 2022 filed as an exhibit to our Form 10-K.
(6)
(6) Mr. Arvik and Mr. Sgnilek were not NEOs for the fiscal year ended December 31, 2021.

2022 Short-Term Incentive Plan. Mr. Neumann, Mr. McGowan, Mr. Bharadwaj, and Mr. Sgnilek, participated in the 2022 Short-Term Incentive Plan (“2022 STIP”). The 2022 STIP was designed to provide incentive awards for the NEOs and other executive officers based on the achievement of the specifically-identified corporate Adjusted EBITDA and revenue goals. The design of the 2022 STIP weighted achievement of the Adjusted EBITDA goal at 70% and achievement of the revenue goal at 30%. The target Adjusted EBITDA and revenue goals were consistent with the Company’s 2022 financial plan targets. The threshold Adjusted EBITDA was 25% below the target and the maximum Adjusted EBITDA was 25% above the target. The threshold revenue was 8% below the target and the maximum revenue was 8% above the target. Incentive awards for achievements between the threshold and target goals or between the target and maximum goals were determined on a straight-line basis. The 2022 STIP was designed with no incentive award for performance below the threshold and no increased incentive for performance above the maximum. The percentage of base salary paid as the incentive award at the three levels of achievement is assigned to participants by job category and responsibilities.

The determination of Adjusted EBITDA for 2022 incorporates the actual cash payout made to participants under the 2022 STIP, thereby aligning the 2022 STIP participants’ interests directly with those of the stockholders. “Adjusted EBITDA” is a non-GAAP measure that the Company defines as GAAP operating profit, excluding stock compensation expenses, amortization of intangible assets, depreciation, restructuring charges, impairment charges, gain/loss on sale of product lines, acquisition-related expenses, and expenses included in GAAP operating profit to the extent their recovery is recorded below operating profit. We believe that use of this non-GAAP measure facilitates comparability of results over different periods.

The Compensation Committee believed that the target Adjusted EBITDA and revenue goals for the Company were challenging but achievable with significant effort. The Company achieved Adjusted EBITDA of $10.7 million, between the target and maximum. The Company achieved revenue of $99.4 million, slightly below target. The 2022 STIP paid out at 20% above the target award. The 2022 STIP awards were paid 50% in the Company’s common stock and 50% in cash for NEOs, other executive officers, and key managers and 100% in cash for all other participants.

The actual awards under the 2022 STIP for Mr. Neumann, Mr. McGowan, Mr. Bharadwaj, and Mr. Sgnilek are reflected in the Summary Compensation Table above. The table below reflects the amounts of awards that would have been paid under the 2022 STIP had the Company achieved threshold, target, and maximum performance.

	At Threshold(1)		At Target		At Maximum(2)
Name	(% of base salary)	($)	(% of base salary)	($)	(% of base salary)	($)
David A. Neumann	25.00%	100,000	100.00%	400,000	200.00%	800,000
Kevin J. McGowan	15.60%	50,230	62.50%	200,857	125.00%	401,714
Rishi Bharadwaj	14.40%	50,185	57.50%	200,669	115.00%	401,338
Leslie Sgnilek	12.50%	32,815	50.00%	131,261	100.00%	262,521

(1)
The threshold award is equal to 25% of the target award.
(2)
The maximum award is equal to 200% of the target award.

Variable Compensation under 2022 Sales Compensation Plan. As Chief Sales Officer, Mr. Arvik had a 2022 Sales Compensation Plan intended to more directly link his compensation to the performance of the Company’s sales team in generating profitable sales. Mr. Arvik’s variable compensation under his 2022 Sales Compensation Plan was determined based upon the achievement of the assigned sales quota and Adjusted EBITDA (as defined under “Awards Under the 2022 Short-Term Incentive Plan” above) goals. Mr. Arvik’s sales quota was based upon the Company’s total revenue, with the target consistent with the Company’s 2022 financial plan target. Likewise, the target Adjusted EBITDA goal was consistent with the Company’s 2022 financial plan target. The payout factor on each goal accelerates as the level of revenue and Adjusted EBITDA increases, and payouts are capped as described in the table below.

Mr. Arvik’s actual compensation under his 2022 Sales Compensation plan is reflected in the Summary Compensation Table above. The target and maximum variable compensation under Mr. Arvik’s 2022 Sales Compensation Plan are summarized in the table below:

	At Target		At Maximum
Name	(% of base salary)	$	(% of base salary)[1]	$
Arnt Arvik	67.0%	176,613	167.5%	441,532

(1)
The maximum variable compensation would be payable if the Company had both revenue and Adjusted EBITA equal to or exceeding 200% of the relevant targets.

2022 Long-Term Incentive Plan. The Long-Term Incentive Plan for 2022 (“2022 LTIP”), consistent with the Long-Term Incentive Plans for 2021 and 2020, featured a substantial percentage of awards subject to performance-based vesting: 67% is a performance incentive award with restricted shares vesting based upon the Company’s revenue growth over a three-year period (the “performance period”) and 33% is a service-based award with restricted shares vesting over three years in equal annual installments. Target performance requires achievement of compound annual growth in revenue of 8% over the performance period (i.e., revenue in 2024 must reflect 8% compound annual growth over revenue in 2021). If the Company achieves the target performance over the performance period, the NEOs will receive the number of performance-based shares indicated in the table below at the conclusion of the performance period, subject to the potential reduction described below relating to achievement of a specified Adjusted EBITDA goal over the performance period. The value of the shares in the table below is calculated using the closing price of a share of PCTEL common stock on the grant date.

	Service-Based Shares	Value of Service-Based Shares	Performance-Based Shares (At Target)	Value of Performance-Based Shares (At Target)	Total # of Shares	Value of Shares Total
	(#)	($)	(#)	($)	(#)	($)
David A. Neumann	22,610	116,668	45,219	233,330	67,829	349,998
Kevin J. McGowan	16,000	79,200	32,000	158,400	48,000	237,600
Rishi Bharadwaj	13,333	65,998	26,667	132,002	40,000	198,000
Arnt Arvik	10,000	49,500	20,000	99,000	30,000	148,500
Leslie Sgnilek	8,333	41,248	16,667	82,502	25,000	123,750
					210,829	1,057,848

The actual number of performance-based shares issued to NEOs, if any, will depend upon the Company’s performance relative to target. If the Company achieves greater than the target performance over the performance period, the NEOs will receive more performance-based shares than indicated in the table above, determined in accordance with the table below. The 2022 LTIP payout ranges from 0% to 175% of the target performance award. Achievement of revenue growth between the percentages indicated in the table below will be mathematically interpolated.

Revenue Growth for Performance Period	% of Target Performance Award
0.00% or less	0.00%
1.00%	12.50%
2.00%	25.00%
3.00%	37.50%
4.00%	50.00%
5.00%	62.50%
6.00%	75.00%
7.00%	87.50%
8.00%	100.00%
9.00%	118.75%
10.00%	137.50%
11.00%	156.25%
12.00% or more	175.00%

The foregoing notwithstanding, the number of performance-based shares earned will be reduced by 20% if the Company’s Adjusted EBITDA (as defined in “2022 Short-Term Incentive Plan” as a percentage of the Company’s revenue for the performance period is less than 8%. Each NEO must be an employee, director, or contractor of the Company on the performance determination date in order to receive the performance-based award and on the vesting date in order to receive the service-based award.

Awards Under 2019 Long-Term Incentive Plan

As disclosed in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 15, 2020, NEOs and executive officers were granted awards pursuant to the 2019 Long-Term Incentive Plan (“2019 LTIP”) comprised of performance-based restricted stock (67%) vesting based upon the Company’s revenue growth over a three-year period and service-based restricted stock (33%) vesting over three years in equal annual installments. None of the performance-based restricted stock under the 2019 LTIP vested because the minimum revenue growth required for the three-year performance period ending December 31, 2021 was not achieved.

Equity Plans and Awards

Stock Plan. Equity issued by the Company under the 2022 STIP and under the 2022 LTIP is issued under the PCTEL, Inc. 2019 Stock Incentive Plan (the “2019 Stock Incentive Plan”). The 2019 Stock Incentive Plan replaced the PCTEL, Inc. Stock Plan adopted in 2015 (the “2015 Stock Plan”). Equity awards granted under the 2015 Stock Plan that were earned or vested subsequent to adoption of the 2019 Stock Incentive Plan were nevertheless issued from shares remaining in the 2015 Stock Plan.

Although the Compensation Committee can grant stock options under the 2019 Stock Incentive Plan, no stock options were granted to executive officers during 2021 and 2022. The Compensation Committee has never re-priced previously granted stock options, and both the 2015 Stock Plan and the 2019 Stock Incentive Plan expressly prohibit such re-pricing of previously granted stock options. The 2019 Stock Incentive Plan includes further provisions reflecting equity incentive plan “best practices” intended to protect the interests of our stockholders, including (i) limits on the number of shares that can be issued to an individual in a calendar year, (ii) no “evergreen” provision that automatically increases the number of shares authorized under the plan, (iii) no “recycling” of shares used to, for example, satisfy tax withholding obligations, and (iv) a limit on the number of shares that can be issued without a vesting period of at least one year (i.e., 5% of the aggregate shares available for issuance under the plan).

The following table provides information as of December 31, 2022 about PCTEL common stock that may be issued upon the exercise of outstanding awards and shares remaining for issuance in connection with future awards:

	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Plan Category	(#)	($)	(#)
Equity compensation plans approved by stockholders	513,986 (1)	6.02 (2)	2,853,378 (3)
Equity compensation plans not approved by stockholders	—	—	—

(1)
Includes options, as well as unvested restricted stock awards and restricted stock units subject to service-based vesting. Does not include shares which may be issued under awards subject to performance-based vesting under the Long-Term Incentive Plans for 2020, 2021, and 2022. The actual number of performance-based shares issued will depend upon the Company’s performance and will fall within a range from zero to the maximum number established by the Compensation Committee. As of December 31, 2022, the maximum number of performance-based shares which may be issued under the Long-Term Incentive Plans for 2020, 2021, and 2022 was 912,107 shares. Does not include purchase rights under the PCTEL, Inc. Employee Stock Purchase Plan (the “ESPP”).
(2)
Reflects the weighted average exercise price of options to purchase shares. Does not include purchase rights under the ESPP, restricted stock awards, or restricted stock units.
(3)
Includes 1,576,849 shares available for issuance under the 2019 Stock Incentive Plan, including shares which may be issued under awards subject to performance-based vesting under the Long-Term Incentive Plans for 2020, 2021, and 2022 (see footnote 1). Also includes 1,276,529 shares available for issuance under the ESPP.

Stock Retention Guidelines. In order to align further the interests of the Company’s NEOs and other Section 16 officers with the interests of the stockholders, the Board of Directors adopted a stock retention policy that prohibits (i) the CEO from selling or otherwise disposing of PCTEL common stock unless, after giving effect to the sale, he holds shares with a market value equal to five times his annual base salary, and (ii) the other NEOs and Section 16 officers from selling or otherwise disposing of PCTEL common stock unless, after giving effect to the sale, such officer holds shares with a market value equal to his/her annual base salary.

Outstanding Equity Awards. The following table indicates the unexercised options, unvested stock, and equity incentive plan awards for each NEO outstanding as of December 31, 2022:

	Option Awards					Stock Awards(1)
		Securities Underlying Unexercised Options (Exercisable)	Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards:Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Name	Grant Date	(#)	(#)	($)		(#)	($)	(#)	($)
David A. Neumann	—	—	—	—	—	35,199	151,356	91,468	393,312
Kevin J. McGowan	—	—	—	—	—	24,267	104,348	62,100	267,030
Rishi Bharadwaj	—	—	—	—	—	19,700	84,710	50,367	216,578
Arnt Arvik	—	—	—	—	—	—	—	8,000	34,400
Leslie Sgnilek	—	—	—	—	—	—	—	6,700	28,810

(1)
The vesting of the shares indicated in the table above will occur on the dates indicated in the table below:

David A. Neumann			Kevin J. McGowan			Rishi Bharadwaj
Grant Date	Vesting Date	Number of Shares Vesting	Grant Date	Vesting Date	Number of Shares Vesting	Grant Date	Vesting Date	Number of Shares Vesting
2/5/2020	2/5/2023	3,498	2/5/2020	2/5/2023	1,667	2/5/2020	2/5/2023	1,500
2/5/2020	2023	23,989	2/5/2020	2023	10,000	2/5/2020	2023	9,000
2/4/2021	2/4/2023	4,545	2/4/2021	2/4/2023	3,300	2/4/2021	2/4/2023	2,433
2/4/2021	2/4/2024	4,546	2/4/2021	2/4/2024	3,300	2/4/2021	2/4/2024	2,434
2/4/2021	2024	27,686	2/4/2021	2024	20,100	2/4/2021	2024	14,700
2/22/2022	2/22/2023	7,536	2/9/2022	2/18/2023	5,333	2/9/2022	2/18/2023	4,444
2/22/2022	2/22/2024	7,537	2/9/2022	2/18/2024	5,333	2/9/2022	2/18/2024	4,444
2/22/2022	2/22/2025	7,537	2/9/2022	2/18/2025	5,334	2/9/2022	2/18/2025	4,445
2/22/2022	2025	39,793	2/9/2022	2025	32,000	2/9/2022	2025	26,667

Arnt Arvik			Leslie Sgnilek
Grant Date	Vesting Date	Number of Shares Vesting	Grant Date	Vesting Date	Number of Shares Vesting
2/5/2020	2023	8,000	2/5/2020	2023	6,700

(2)
The market value is calculated by multiplying the number of shares that have not vested by $4.30, the closing price per share of PCTEL common stock on December 31, 2022.
(3)
The number of performance-based shares is based on achievement of target performance goals and, accordingly, the number of shares actually issued may be less or greater than the number indicated above based upon the Company’s performance relative to target. The vesting date for performance-based shares is dependent on the timing of the completion of the Company’s audit of the final year in the performance period.

Change of Control and Severance Benefits

The Company has entered into Management Retention Agreements to provide retention benefits to its NEOs and other executive officers upon the occurrence of certain events surrounding a Change of Control. These retention benefits are intended to induce the executive officers to continue to contribute to the success of the Company in the transition period and the post-acquisition period to the extent permitted by the successor or acquirer. A “Change of Control” is an event resulting in (i) the majority of the voting control of the Company being transferred (whether by way of merger, reorganization, or acquisition) or (ii) the sale of all or substantially all of the Company’s assets. The retention benefits offered by the Company to executive officers in connection with a Change of Control are based on a “double trigger” requiring both (i) a completed Change of Control event, and (ii) within 12 months following such Change of Control event, either (x) an involuntary termination of such executive officer’s employment other than as a result of cause, death or disability, or (y) a termination by the executive officer of his or her employment pursuant to a “Voluntary Termination for Good Reason” (as defined in the applicable management retention agreement). The principal retention benefits available to the NEOs and participating executive officers upon satisfaction of both triggers are a lump sum payment of a specified percentage of base salary, acceleration of 100% of any then unvested equity incentives, and Company-paid healthcare benefits for a specified period of time, all as indicated in the table below. The Company does not provide any tax gross-up on retention benefits. The Compensation Committee believes that the level of these benefits would not, in the aggregate, represent a financial deterrent to a buyer or successor entity in considering a combination transaction with the Company. The description of the Management Retention Agreements and the benefits payable thereunder is qualified in its entirety by reference to the Form of Management Retention Agreement, and in the case of Mr. Neumann, the Management Retention Agreement dated May 6, 2020 between PCTEL, Inc. and David A. Neumann, filed as exhibits to our Form 10-K.

Under severance benefits letters with the Company (and in the case of Mr. Neumann, his employment agreement with the Company), the NEOs and other executive officers are also entitled to severance and related benefits in connection with (i) an involuntary termination of such executive officer’s employment other than as a result of cause, death or disability, and (ii) a termination by the executive officer of his or her employment pursuant to a “Voluntary Termination for Good Reason” (as defined in the applicable severance benefits letter or employment agreement) in each case, unassociated with a Change of Control. The principal severance benefits include salary continuation, acceleration of the vesting of certain equity awards, and Company-paid healthcare benefits for a specified period of time. Mr. Neumann would also receive a short-term incentive or other bonus based upon the Company’s actual performance for the performance period pro-rated for the period of employment. The Company does not provide any tax gross-up on severance benefits. The description of the severance benefits letters and the benefits payable thereunder is qualified in its entirety by reference to the Form of Severance Benefits Letter filed as an exhibit to our Form 10-K. The description of the Mr. Neumann’s employment agreement and the benefits payable thereunder is qualified in its entirety by reference to the Employment Agreement dated December 5, 2016 between PCTEL, Inc. and David A. Neumann filed as an exhibit to our Form 10-K.

The table below summarizes the severance and Change of Control benefits for our Named Executive Officers, other than Mr. Arvik and Mr. Sgnilek, as of December 31, 2022. Mr. Arvik’s Separation Agreement and Release provides him with salary continuation for twelve months, accelerated vesting of service-based restricted shares scheduled to vest in February 2023 (other service-based restricted shares were forfeited pursuant to the terms of the awards), entitlement to performance-based shares under the Company’s 2020 Long-Term Incentive Plan, payment under his sales compensation plan as if he had remained employed for the last two weeks of 2022, Company paid healthcare coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, (“COBRA”) for up to twelve months, and payment for earned but unused paid time off. Mr. Sgnilek’s Separation Agreement and Release provides him with salary continuation for twelve months, accelerated vesting of service-based restricted shares scheduled to vest in February 2023 (other service-based restricted shares were forfeited pursuant to the terms of the awards), entitlement to performance-based shares under the Company’s 2020 Long-Term Incentive Plan, Company paid healthcare coverage under COBRA for up to twelve months, and payment for earned but unused paid time off. These descriptions of Mr. Arvik’s and Mr. Sgnilek’s respective Separation Agreements and Releases are qualified in their entirety by reference to Mr. Arvik’s Separation Agreement and Release dated December 15, 2022 and Mr. Sgnilek’s Separation Agreement and Release dated November 14, 2022 filed as exhibits to our Form 10-K.

	Severance Benefits (i.e., Involuntary Termination Unrelated to a Change of Control)					Change of Control Benefits (i.e., Involuntary Termination Within 12 Months of a Change of Control)
Name	Salary Continuation	Short-Term Incentive Plan	Healthcare (in months)	Acceleration of Unvested Options	Acceleration of Unvested Shares (1)	Multiple of Annual Salary (Paid in Lump Sum)	Healthcare (in months)	Acceleration of Unvested Options	Acceleration of Unvested Shares (2)
David A. Neumann	12 months	Pro-Rata (3)	Up to 12 months	100%	100%	2.25x	Up to 12 months	100%	100%
Kevin J. McGowan	12 months	—	Up to 12 months	12 months	12 months	2x	Up to 12 months	100%	100%
Rishi Bharadwaj	12 months	—	Up to 12 months	12 months	12 months	2x	Up to 12 months	100%	100%

(1)
The occurrence of an involuntary termination (other than for cause, death or disability) or a Voluntary Termination for Good Reason (as defined in the severance benefits letter) of an NEO (other than the CEO) in 2022 would have resulted in service-based restricted shares partially accelerating as if the NEO had continued to be employed for 12 months. The occurrence of an involuntary termination (other than for cause) or a Voluntary Termination for Good Reason (as defined in the CEO’s employment agreement) of the CEO in 2022 would have resulted in an immediate vesting of all unvested service-based equity awards, and performance-based equity awards would vest and pay out in accordance with the terms thereof on a pro-rated basis for the period of his employment.
(2)
Upon the occurrence of a Change of Control, performance-based equity awards will automatically convert into service-based equity awards with no performance contingencies but with monthly vesting over the performance period; however, in the event of the involuntary termination (other than for cause, death or disability) or Voluntary Termination for Good Reason (as defined in the applicable management retention agreement) of any NEO within 12 months following a Change of Control, all such NEO’s equity awards will immediately vest.
(3)
Under his employment agreement, Mr. Neumann would receive a short-term incentive payment under the 2022 Short-Term Incentive Plan (based upon the Company’s actual performance for the performance period) or other bonus program, pro-rated for the period of employment.

Compensation of Directors

We structure director compensation to attract and retain qualified non-employee directors and to further align the interests of directors with the interests of stockholders. The Compensation Committee annually reviews surveys of non-employee director compensation trends and a competitive analysis of peer company practices prepared by Willis Towers Watson LLP, the independent compensation consultant engaged by the Compensation Committee. The Committee makes recommendations to the Board of Directors on cash and stock compensation for non-employee directors. Each element of director compensation is described in this section.

Commencing with the 2022 annual meeting, the Board of Directors moved away from payment for attendance at board and committee meetings to a retainer-based system that eliminates board and committee meeting fees. This change to a retainer reflects the ongoing work of the Board and its committees throughout the year, is aligned with practices of the Company’s peer group, provides consistency for budgetary purposes, and simplifies administration of payment. In November 2022, the Board made a further change to pay $5,000 of the committee membership and leadership compensation in cash rather than paying such compensation entirely in the Company’s common stock.

Non-employee directors receive an annual cash retainer of $35,000 paid in quarterly installments and shares of common stock with a grant date fair value of $60,000, as well as the following annual compensation for Board leadership roles and committee membership:

•
the Chair of the Board of Directors receives a cash retainer of $12,000 and shares of common stock with a grant date fair value of $18,000;
•
the Chair of the Audit Committee receives a cash retainer of $5,000 and shares of common stock with a grant date fair value of $12,500;
•
the Chair of the Compensation Committee receives a cash retainer of $5,000 and shares of common stock with a grant date fair value of $10,000;

•
the Chair of the Nominating and Governance Committee receives shares a cash retainer of $5,000 and of common stock with a grant date fair value of $10,000; and
•
each other non-employee member of any of the foregoing committees receives a cash retainer of $5,000 and shares of common stock with a grant date fair value of $5,000.

All grants of common stock to non-employee directors, as described above, are awarded on the date of the annual meeting. All grants are made pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan (the “Stock Plan”) and vest on the first anniversary of the grant date. Non-employee directors who become Chair of the Board, chair of a committee, or a committee member between annual meetings receive a pro-rated grant of common stock on the first day of service in such role. The number of shares granted is based on the total dollar value divided by the closing price of PCTEL common stock on the Nasdaq Global Select Market on the date of grant.

In addition to the above-referenced grants, new non-employee directors receive a one-time grant of restricted stock with a grant date fair value of $50,000 based upon the closing price of PCTEL common stock on the Nasdaq Global Select Market as of the first date of service, which vests in equal annual installments over three years.

2022 Director Compensation

	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Name	($)	($)	($)
Cindy K. Andreotti	39,000	84,999	123,999
Gina Haspilaire	39,000	84,999	123,999
Cynthia A. Keith	40,000	86,869	126,869
Steven D. Levy	41,500	71,496	112,996
Giacomo Marini	37,000	69,996	106,996
M. Jay Sinder	49,000	87,121	136,121

(1)
The values shown reflect the grant date fair value of the award, computed in accordance with FASB ASC Topic 718. For a discussion of the valuation assumptions, see Note 10 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.
(2)
The following table shows the aggregate number of unvested restricted stock awards outstanding on December 31, 2022 for each of the directors named in the director compensation table.

Name	Stock Awards (#)
Cindy K. Andreotti	21,144
Gina Haspilaire	21,144
Cynthia A. Keith	21,580
Steven D. Levy	17,785
Giacomo Marini	17,412
M. Jay Sinder	21,631

Based upon information provided by the Compensation Committee’s independent compensation consultant, the Board believes that the total cost of compensation for non-employee directors is slightly below the median of its designated peer group when normalized for board composition.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of PCTEL common stock based on a review of filings made with the Securities and Exchange Commission as of April 19, 2023 by:

•
Each stockholder known by PCTEL to beneficially own more than 5% of the common stock;
•
Each director;
•
Each named executive officer; and
•
All of the directors and named executive officers as a group.

Beneficial ownership is determined based on the rules of the SEC. Percent of shares beneficially owned is based upon 19,083,075 shares of common stock outstanding as of April 19, 2023. In addition, shares of common stock underlying options that are exercisable as of April 19, 2023 or that will become exercisable on or before June 18, 2023 (60 days subsequent to April 19, 2023) are treated as outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of such person and are listed below under the “Number of Shares Underlying Options” column, but those shares underlying options are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the Company believes that the stockholders listed below have sole voting and dispositive power with respect to all shares listed beside each stockholder’s name, subject to applicable community property laws.

Beneficial Owners	Number of Shares Beneficially Owned	Number of Shares Underlying Options	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Royce & Associates, LP(1)	1,618,791	—	1,618,791	8.48%
Chain of Lakes Investment Fund, LLC / Christopher B. Woodruff(2)	1,527,272	—	1,527,272	8.00%
Renaissance Technologies LLC / Renaissance Technologies Holdings Corporation (3)	1,239,898	—	1,239,898	6.50%
Dimensional Fund Advisors LP (4)	1,190,725	—	1,190,725	6.24%
Directors and Named Executive Officers
David A. Neumann(5)	378,631	—	378,631	1.98%
Kevin J. McGowan	204,155	—	204,155	1.07%
Rishi Bharadwaj	260,226	—	260,226	1.36%
Arnt Arvik	40,746	—	40,746	*(10)
Leslie Sgnilek	95,728	—	95,728	*(10)
Giacomo Marini (6)	132,742	—	132,742	*(10)
Steven D. Levy (7)	131,504	—	131,504	*(10)
Cindy K. Andreotti(8)	109,443	—	109,443	*(10)
Gina Haspilaire	103,865	—	103,865	*(10)
M. Jay Sinder	101,182	—	101,182	*(10)
Cynthia A. Keith(9)	72,513	—	72,513	*(10)
All directors and named executive officers as a group (12 persons)	1,630,735	—	1,630,735	8.55%

(1)
Information with respect to the number of shares of PCTEL common stock beneficially owned is based solely on the Schedule 13G amendment filed with the SEC by Royce & Associates, LP (“Royce”) on January 24, 2023. Royce has sole dispositive power with respect to 1,618,791 shares, shared dispositive power with respect to 0 shares, sole voting power with respect to 1,618,791 shares and shared voting power with respect to 0 shares. Royce disclaims beneficial ownership of all such shares. Royce’s address is 745 Fifth Avenue, New York, NY 10151.
(2)
Information with respect to the number of shares of PCTEL common stock beneficially owned is based solely on the Schedule 13D amendment filed with the SEC by Chain of Lakes Investment Fund, LLC (“Chain”) and Christopher B. Woodruff on January 22, 2021. Chain has sole dispositive power with respect to 0 shares, shared dispositive power with respect to 1,527,272 shares, sole voting power with respect to 0 shares, and shared voting power with respect to 1,527,272 shares. Mr. Woodruff is deemed to have shared dispositive and voting power over the shares held by Chain as a result of his position as President of Chain. Mr. Woodruff disclaims beneficial ownership of the shares owned by Chain. Chain and Mr. Woodruff’s address is 8101 34th Avenue South, Suite 400, Bloomington, MN 55425.
(3)
Information with respect to the number of shares of PCTEL common stock beneficially owned is based solely on the Schedule 13G amendment filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation (together, “Renaissance”) on February 13, 2023. Renaissance has sole dispositive power with respect to 1,239,898 shares, shared dispositive with respect to 0 shares, sole voting power with respect to 1,202,686 shares and shared voting power with respect to 0 shares. Renaissance’s address is 800 Third Avenue, New York, NY 10022.
(4)
Information with respect to the number of shares of PCTEL common stock beneficially owned is based solely on the Schedule 13G amendment filed with the SEC by Dimensional Fund Advisors LP (“Dimensional”) on February 10, 2023. Dimensional has sole dispositive power with respect to 1,190,725 shares, shared dispositive power with respect to 0 shares, sole voting power with respect to 1,163,904 shares and shared voting power with respect to 0 shares. Dimensional disclaims beneficial ownership of all such shares. Dimensional’s address is 6300 Bee Cave Road, Building One, Austin, TX 78746.
(5)
Includes 254,198 shares of PCTEL common stock held by the David A. Neumann Living Trust and 57,038 shares of PCTEL common stock held by the Sharon L. Neumann Living Trust.
(6)
Includes 18,951 shares of PCTEL common stock held by the Giacomo Marini Trust and 113,789 shares of PCTEL common stock held by the Marini-Jamason Community Property Trust.
(7)
Includes 5,000 shares of PCTEL common stock held by Beena M. Levy, spouse of Steven D. Levy.
(8)
Includes 88,299 shares of PCTEL common stock are held by the Cindy K. Andreotti Revocable Trust.
(9)
Included 50,933 shares of PCTEL common stock are held by the Cynthia Keith Living Trust.
(10)
Less than 1%.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

For each of the last two completed fiscal years of the Company, no director, executive officer, beneficial owner of more than 5% of PCTEL common stock, or any person who is the immediate family member or shares the household (other than a tenant or employee) of any of the foregoing persons, had any material interest, direct or indirect, in any transaction or proposed transaction of the Company that involved an amount exceeding the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years.

Director Independence

The Board of Directors has determined that each of the non-employee directors is an “independent director” based on the Nasdaq listing standards and that the members of the Audit and Compensation Committees fulfill additional SEC and Nasdaq independence standards applicable to members of those committees. Only independent directors may serve on the Audit, Compensation, and Nominating and Governance Committees. In determining the independence of the directors, the Board of Directors affirmatively determines whether a non-employee director has a relationship that would interfere with that director’s exercise of independent judgment in carrying out the responsibilities of being a director.

Item 14: Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

The following table summarizes the aggregate fees billed to the Company by Grant Thornton LLP, the Company’s independent registered public accounting firm, for the Company’s 2022 and 2021 fiscal years:

	Fiscal Year 2022	Fiscal Year 2021
Type of Fees	($)	($)
Audit fees (1)	752,350	738,370
Audit related fees (2)	15,225	14,070
All other fees (3)	0	33,075
	767,575	785,515

(1)
Audit Fees — These are fees for professional services for fiscal years 2022 and 2021. The professional services provided included auditing the Company’s annual financial statements and internal controls, reviewing the Company’s quarterly financial statements, expressing an opinion on the Company’s financial statements, and providing other services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)
Audit-Related Fees — These are fees for assurance and related services that are reasonably associated with the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees” above. For fiscal years 2022 and 2021, these fees included auditing the Company’s 401(k) plan.
(3)
All Other Fees — These are fees for permissible services that do not fall within the above categories. In 2021, the Company incurred fees for services provided by Grant Thornton for due diligence conducted in connection with the acquisition of Smarteq Wireless AB and its subsidiary.

Pre-Approval of Independent Auditor Services and Fees

It is the practice of the Audit Committee to consider and approve in advance all auditing and non-auditing services provided to the Company by the independent registered public accounting firm in accordance with the applicable requirements of the SEC. In accordance with the Audit Committee Charter, the Audit Committee has delegated to the Chair the authority to pre-approve auditing and non-auditing services, provided such pre-approval is reported to the Audit Committee at its next meeting. The Audit Committee reviewed and approved all audit, audit-related, and other fees for services provided to the Company by Grant Thornton during fiscal 2022 and has determined that the firm’s provision of such services to the Company is compatible with, and did not impair, Grant Thornton’s independence.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a) (1) Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Filing.

(a) (2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The exhibits listed below are filed or incorporated by reference as part of this report on Form 10-K/A. We will furnish at no cost a copy of any exhibit filed with or incorporated by reference into this report on Form 10-K/A. Oral or written requests for copies of any exhibits should be directed to us, with attention to Company Secretary.

Exhibit No.	Description	Reference

31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

Exhibit No.	Description	Reference

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized:

PCTEL, Inc.
A Delaware corporation

/s/ Kevin McGowan
Kevin McGowan

Chief Financial Officer
Dated: April 27, 2023