Form 10-Q
period 2023-03-31
PC TEL INC
filed 2023-05-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 19,083,075 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$8,717	$7,736
Short-term investment securities	21,570	22,254
Accounts receivable, net of allowances of $135 and $132 at March 31, 2023 and
December 31, 2022, respectively	15,531	18,853
Inventories, net	17,626	18,918
Prepaid expenses and other assets	1,594	1,861
Total current assets	65,038	69,622

Property and equipment, net	9,819	10,004
Goodwill	5,946	5,935
Intangible assets, net	968	1,045
Other noncurrent assets	3,085	3,269
TOTAL ASSETS	$84,856	$89,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,520	$4,648
Accrued liabilities	9,002	12,605
Total current liabilities	12,522	17,253
Long-term liabilities	3,431	3,624
Total liabilities	15,953	20,877
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
March 31, 2023 and December 31, 2022, and 18,982,847 and 18,748,529
shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	127,938	128,370
Accumulated deficit	(57,647)	(57,941)
Accumulated other comprehensive loss	(1,407)	(1,450)
Total stockholders’ equity	68,903	68,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,856	$89,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

REVENUES	$22,973	$22,542
COST OF REVENUES	11,441	13,209
GROSS PROFIT	11,532	9,333
OPERATING EXPENSES:
Research and development	2,984	3,250
Sales and marketing	3,562	3,402
General and administrative	3,605	3,242
Amortization of intangible assets	63	71
Restructuring expenses	0	935
Total operating expenses	10,214	10,900
OPERATING INCOME (LOSS)	1,318	(1,567)
Other income, net	220	11
INCOME (LOSS) BEFORE INCOME TAXES	1,538	(1,556)
Expense for income taxes	214	8
NET INCOME (LOSS)	$1,324	$(1,564)

Net Income (Loss) per Share:
Basic	$0.07	$(0.09)
Diluted	$0.07	$(0.09)

Weighted Average Shares:
Basic	18,367	17,972
Diluted	18,428	17,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022

NET INCOME (LOSS)	$1,324	$(1,564)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	43	(226)

COMPREHENSIVE INCOME (LOSS)	$1,367	$(1,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Loss	PCTEL, Inc.

BALANCE at DECEMBER 31, 2022	$19	$128,370	$(57,941)	$(1,450)	$68,998
Stock-based compensation expense	0	278	0	0	278
Cancellation of shares for payment of withholding tax	0	(710)	0	0	(710)
Dividends paid ($0.22 per share)	0	0	(1,030)	0	(1,030)
Net income	0	0	1,324	0	1,324
Change in cumulative translation adjustment, net	0	0	0	43	43
BALANCE at MARCH 31, 2023	$19	$127,938	$(57,647)	$(1,407)	$68,903

BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	$66,921
Stock-based compensation expense	0	774	0	0	774
Cancellation of shares for payment of withholding tax	0	(392)	0	0	(392)
Dividends paid ($0.22 per share)	0	(1,001)	0	0	(1,001)
Net loss	0	0	(1,564)	0	(1,564)
Change in cumulative translation adjustment, net	0	0	0	(226)	(226)
BALANCE at MARCH 31, 2022	$18	$123,379	$(58,299)	$(586)	$64,512

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Operating Activities:
Net income (loss)	$1,324	$(1,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	548	781
Intangible asset amortization	81	91
Stock-based compensation	278	774
Loss on disposal of property and equipment	26	0
Restructuring costs	0	(368)
Bad debt provision	14	(3)
Changes in operating assets and liabilities:
Accounts receivable	3,315	1,530
Inventories	1,297	772
Prepaid expenses and other assets	361	(145)
Deferred tax assets	80	0
Accounts payable	(1,117)	(1,299)
Income taxes payable	134	41
Other accrued liabilities	(3,940)	(2,027)
Deferred revenue	18	87
Net cash provided by (used in) operating activities	2,419	(1,330)
Investing Activities:
Capital expenditures	(389)	(320)
Purchase of short-term investments	(6,660)	(8,194)
Redemptions/maturities of short-term investments	7,344	8,187
Net cash provided by (used in) investing activities	295	(327)
Financing Activities:
Payment of withholding tax on stock-based compensation	(710)	(392)
Principal payments on finance leases	(14)	(19)
Cash dividends	(1,030)	(1,001)
Net cash used in financing activities	(1,754)	(1,412)

Net increase (decrease) in cash and cash equivalents	960	(3,069)
Effect of exchange rate changes on cash	21	(16)
Cash and cash equivalents, beginning of period	7,736	8,192
Cash and Cash Equivalents, End of Period	$8,717	$5,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal, recurring adjustments that are considered necessary for the fair presentation of the Company's financial position as of March 31, 2023. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 by PCTEL, Inc. (the “2022 Form 10-K”).

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

Nature of Operations

PCTEL, Inc. (“PCTEL” or the "Company") was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial IoT ("Industrial IoT") devices, antenna systems, and test & measurement solutions. PCTEL strives to solve complex wireless challenges to help organizations stay connected, transform, and grow and it has expertise in radio frequency ("RF"), digital, and mechanical engineering. The Company has two product lines (antennas & Industrial IoT devices and test & measurement products).

The Company’s principal executive offices are located at 471 Brighton Drive, Bloomingdale, Illinois 60108. The telephone number at that address is (630) 372-6800 and the website is www.pctel.com. Additional information about the Company can be obtained on the Company’s website; however, the information within, or that can be assessed through, the Company's website, is not part of this Quarterly Report on Form 10-Q.

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, and the condensed consolidated statements of cash flows, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022. The interim condensed consolidated financial statements are unaudited but reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements as of December 31, 2022.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The significant accounting policies followed by the Company are set forth in the 2022 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023. Additionally, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2022 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full period or any other interim period.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk by having foreign locations, suppliers and employees outside the U.S. Fluctuations could have an adverse effect on our results of operations and cash flows. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations. For the three months ended March 31, 2023, approximately 11% of revenues and 10% of expenses were transacted in foreign currencies as compared to 13% and 18% for the three months ended March 31, 2022. Net foreign exchange gains resulting from foreign currency transactions included in other income were $(10) and $(2) for each of the three months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of the equity security. This update also requires specific disclosures related to such equity securities including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. This ASU is effective for all public business entities in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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

3. Income (Loss) per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2023	2022
Basic Income Per Share computation:
Numerator:
Net income (loss)	$1,324	$(1,564)
Denominator:
Weighted shares outstanding - basic	18,366,614	17,971,851

Net income (loss) per common share - basic	$0.07	$(0.09)
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,366,614	17,971,851
Restricted shares subject to vesting	61,429	0
Common stock option grants	19	0
Weighted shares outstanding - diluted	18,428,062	17,971,851

Net income (loss) per common share - diluted	$0.07	$(0.09)

4. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	March 31,	December 31,
	2023	2022
Cash	$6,704	$5,780
Cash equivalents	2,013	1,956
Short-term investments	21,570	22,254
Total	$30,287	$29,990

Cash and Cash Equivalents

At March 31, 2023 and December 31, 2022, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At March 31, 2023 and December 31, 2022, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The cash in foreign accounts was as follows:

	March 31,	December 31,
	2023	2022
China	$2,739	$2,672
Sweden	1,843	1,868
Total	$4,582	$4,540

As of March 31, 2023, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At March 31, 2023 and December 31, 2022, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. All the investments at March 31, 2023 and December 31, 2022 were classified as held-to-maturity. The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year and the bonds and certificates of deposit classified as long-term investments have maturities greater than one year but less than two years. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings. The Company determined that reserves for potential credit losses were not necessary at March 31, 2023 and December 31, 2022. For its review, the Company considered historical loss data, bond ratings, and current and future economic conditions.

Cash equivalents and investments were as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$2,013	$0	$2,013	$1,956	$0	$1,956
Total Cash Equivalents	$2,013	$0	$2,013	$1,956	$0	$1,956
Short-Term Investments:
Corporate bonds	$0	$19,485	$19,485	$0	$21,145	$21,145
Certificates of deposit	2,085	0	2,085	1,109	0	1,109
Total Short-Term Investments	$2,085	$19,485	$21,570	$1,109	$21,145	$22,254
Cash equivalents and Investments - book value	$4,098	$19,485	$23,583	$3,065	$21,145	$24,210
Unrealized losses	$0	$(127)	$(127)	$0	$(59)	$(59)
Cash equivalents and Investments - fair value	$4,098	$19,358	$23,456	$3,065	$21,086	$24,151

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets. The fair values in the table above reflect net realizable losses of $127 and $59 at March 31, 2023 and December 31, 2022, respectively.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the three months ended March 31, 2023 is as follows:

Amount
Balance at December 31, 2022	$5,935
Foreign currency translation	11
Balance at March 31, 2023	$5,946

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or circumstances change that indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred that would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the three months ended March 31, 2023 and March 31, 2022. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$18	$20
Operating expenses	63	71
Total	$81	$91

The summary of other intangible assets, net are as follows:

	March 31, 2023			December 31, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,515	$17,124	$391	$17,512	$17,091	$421
Patents and technology	9,997	9,779	218	9,995	9,761	234
Trademarks and trade names	1,486	1,169	317	1,484	1,143	341
Other intangible assets	96	54	42	96	47	49
Total	$29,094	$28,126	$968	$29,087	$28,042	$1,045

During the three months ended March 31, 2023 and March 31, 2022, the Company recorded amortization expense of $0.1 million. For the three months ended March 31, 2022, the Company recorded a foreign currency translation adjustment of $0.1 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other intangible assets	.5 to 5 years	3.6

The future amortization expenses are as follows:

Fiscal Year	Amount
2023 (remaining nine months)	$244
2024	314
2025	308
2026	102
Thereafter	0
Total	$968

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

The allowances for accounts receivable consisted of the following:

	March 31, 2023	December 31, 2022
Credit loss provision	$106	$92
Credit allowances	29	40
Total allowances	$135	$132

The Company is exposed to credit losses primarily through the sale of products. The Company’s expected loss methodology for accounts receivable is developed using historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $106 at March 31, 2023 and $92 at December 31, 2022.

The following table summarizes the allowance for credit losses activity during the three months ended March 31, 2023:

Balance at December 31, 2022	$92
Current period allowance for credit losses	14
Balance at March 31, 2023	$106

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing. Inventories as of March 31, 2023 and December 31, 2022 were composed of raw materials, work-in-process and finished goods. The Company had consigned inventory with customers of $0.2 million at March 31, 2023 and December 31, 2022. The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on the identification of inventory where the carrying value is above net realizable value. The allowance for inventory losses was $3.0 million at March 31, 2023 and $3.1 million at December 31, 2022.

Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$8,308	$9,064
Work-in-process	953	1,076
Finished goods	8,365	8,778
Inventories, net	$17,626	$18,918

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

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Building	$6,922	$6,922
Computers and office equipment	10,439	10,217
Manufacturing and test equipment	13,850	14,661
Furniture and fixtures	1,491	1,475
Leasehold improvements	1,965	1,965
Motor vehicles	20	20
Total property and equipment	34,687	35,260
Less: Accumulated depreciation and amortization	(26,638)	(27,026)
Land	1,770	1,770
Property and equipment, net	$9,819	$10,004

Depreciation and amortization expense was approximately $0.5 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Inventory receipts	$2,368	$3,720
Payroll and other employee benefits	1,530	4,318
Paid time off	1,213	1,001
Income and sales taxes	852	836
Operating leases	535	527
Deferred revenues	513	495
Professional fees and contractors	493	346
Employee stock purchase plan	467	232
Warranties	315	317
Real estate taxes	199	158
Customer refunds for estimated returns	190	235
Finance leases	49	51
Other	278	369
Total	$9,002	$12,605

Long-term liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Operating leases	$3,172	$3,327
Deferred revenue	182	181
Finance leases	62	73
Other	15	43
Total	$3,431	$3,624

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.3 million and $0.8 million of stock compensation expense for the three months ended March 31, 2023 and 2022, respectively. Stock compensation expense was lower during the three months ended March 31, 2023 compared to the same period in 2022 primarily because of revisions to forecasts for performance-based share awards under long-term incentive plans.

The stock-based compensation expense by type is as follows:

	Three Months Ended March 31,
	2023	2022
Service-based awards	$361	$320
Performance-based awards (short-term incentive plan)	115	81
Performance-based awards (long-term incentive plan)	(259)	306
Employee stock purchase plan	61	67
Total	$278	$774

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$29	$65
Research and development	58	136
Sales and marketing	43	197
General and administrative	148	376
Total	$278	$774

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of March 31, 2023:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,409	1.4
Performance-based awards	$1,407	1.9

Service-Based Awards

Restricted Stock

The Company grants both service-based and performance-based stock awards to employees pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. During the first quarter 2023, the Company awarded executives long-term incentives comprised one-third of service-based restricted stock and two-thirds of performance-based restricted stock.

The following table summarizes service-based restricted stock activity for the three months ended March 31, 2023:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2022	354,037	$6.12
Shares awarded	80,393	4.55
Shares vested	(163,975)	6.80
Shares cancelled	(267)	8.70
Unvested Restricted Stock Awards - March 31, 2023	270,188	$5.24

The intrinsic value of service-based restricted shares that vested was $0.8 million during the three months ended March 31, 2023 and 2022.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2023:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2022	35,253	$5.42
Units vested/Shares awarded	(9,152)	5.40
Unvested Restricted Stock Units - March 31, 2023	26,101	$5.45

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the three months ended March 31, 2023 and 2022 was $40 and $16, respectively.

Stock Options

The Company may grant employees options to purchase the Company’s common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options are subject to installment vesting typically over a period of not less than three years. Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at March 31, 2023 have a seven-year life. There was no activity related to stock options during the first quarter 2023.

The following table summarizes information about stock options outstanding under all stock option plans at March 31, 2023:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted- Average Exercise Price
$ 5.06 - $ 6.98	4,000	1.17	$0	$6.02

The intrinsic value is based on the share price of $4.23 at March 31, 2023.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

The Company granted short-term incentive awards to executives, key managers, and non-sales employees under the Company’s 2022 Short-Term Incentive Plan (“STIP”) based upon achievement of specifically identified corporate annual 2022 adjusted EBITDA and revenue goals. In the first quarter 2023 bonuses were paid 50% Company common stock for a total of $1.2 million and 50% in cash for executives and key managers, and 100% in cash for all other participants.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention. Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2022	521,204	$6.85
Awards granted	163,222	4.55
Awards vested	(53,345)	8.70
Awards cancelled	(82,544)	8.70
Unvested Performance Awards - March 31, 2023	548,537	$5.70

The Company granted performance awards under its long-term incentive plan to executives in February 2023 (the “2023 LTIP”). The performance period for the 2023 LTIP is from January 1, 2023 through December 31, 2025. At target, the total fair market value of the award was $0.7 million based on the average share price of $4.55 on the grant date. On the award date, the aggregate number of shares that could be earned at target was 163,222 and the maximum number of aggregate shares that could be earned was 285,639.

Under the 2023 LTIP, and under similar plans from 2022 and 2021, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain adjusted EBITDA level is not maintained. If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis. Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned will be fully vested shares. The Company records stock compensation expense over the performance period based on the Company’s estimate of the aggregate number of shares that will be earned under the incentive plan.

During the first quarter 2023, the Company issued 53,345 shares with an intrinsic value of $0.2 million related to achievement under the 2020 LTIP.

The following table summarizes the active performance-based long-term incentive plans at March 31, 2023:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2021 LTIP	$8.23	153,697	268,970	January 1, 2021 through December 31, 2023
2022 LTIP	$4.83	231,618	405,332	January 1, 2022 through December 31, 2024
2023 LTIP	$4.55	163,222	285,639	January 1, 2023 through December 31, 2025
		548,537	959,941

Employee Stock Purchase Plan (“ESPP”)

The ESPP enables eligible employees to purchase common stock at the lower of 85% of the fair market value of the common stock on the first or last day of each offering period. Each offering period is approximately six months. Shares are issued in April and October each year under the ESPP.

Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option-pricing model.

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2023	2022
Dividend yield	5.2%	4.7%
Risk-free interest rate	4.6%	1.7%
Expected volatility	48%	48%
Expected life (in years)	0.5	0.5

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

Board of Director Equity Awards

The Company grants equity awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s common stock that vest one year after issuance. In addition, new directors receive a one-time grant that vests over three years. There was no activity related to director awards during the first quarter 2023. The outstanding shares vest in May 2023.

The number of unvested director awards was as follows at March 31, 2023:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2022	120,696	$4.02
Shares awarded	0	0
Shares vested	0	0
Outstanding - March 31, 2023	120,696	$4.02

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of stock awards, the Company holds back shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for the value of the statutory withholding taxes. For everyone receiving a share award, the Company redeems the shares it computes as the value for the withholding tax and remits this amount to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.7 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively.

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

The Company’s contributions to retirement plans during the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended March 31,
	2023	2022
PCTEL, Inc. 401(k) profit sharing plan - US employees	$256	$219
Defined contribution plans - Foreign employees	54	73
Total	$310	$292

9. Commitments and Contingencies

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The refund liability related to estimated sales returns was $0.2 million at March 31, 2023 and December 31, 2022, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties ranging from one to ten years for certain antenna products and test & measurement products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at March 31, 2023 and 2022 and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
Beginning balance	$317	$257
Provisions for warranties	52	16
Consumption of reserves	(54)	(20)
Ending balance	$315	$253

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

The Company's lease cost for the three months ended March 31, 2023 and 2022, respectively, included the following components:

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$135	$128
Short-term lease costs	9	27
Variable lease costs	1	4
Amortization of finance lease assets	14	19
Interest on finance lease liabilities	1	2
Total lease cost	$160	$180

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of March 31, 2023:

Year	Operating Leases	Finance Leases
2023 (remaining nine months)	$475	$40
2024	676	45
2025	586	26
2026	522	6
2027	505	0
Thereafter	1,675	0
Total minimum payments required	4,439	117
Less: amount representing interest	732	6
Present value of net minimum lease payments	3,707	111
Less: current maturities of lease obligations	(535)	(49)
Long-term lease obligations	$3,172	$62

The weighted average remaining lease terms and discount rates for all of the Company’s operating and finance leases were as follows as of March 31, 2023:

March 31, 2023
Weighted-average remaining lease term - finance leases	2.4 years
Weighted-average remaining lease term - operating leases	7.2 years
Weighted-average discount rate - finance leases	4.3%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$253	$200
Operating cash flows for finance leases	$1	$2
Financing cash flows for finance leases	$14	$19

The following table summarizes the classification of ROU assets and lease liabilities as of March 31, 2023 and December 31, 2022:

Leases	Consolidated Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,156	$2,241
Finance right-of-use assets	Other noncurrent assets	106	120
Total leased assets		$2,262	$2,361
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$535	$527
Finance lease liabilities	Accrued liabilities	49	51
Noncurrent
Operating lease liabilities	Long-term liabilities	3,172	3,327
Finance lease liabilities	Long-term liabilities	62	73
Total lease liabilities		$3,818	$3,978

11. Income Taxes

The Company recorded income tax expense of $0.2 million and $8 for the three months ended March 31, 2023 and 2022, respectively. The expense recorded for the three months ended March 31, 2023 and March 31, 2022 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its U.S. deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $15.1 million and $15.3 million at March 31, 2023 and December 31, 2022, respectively. By jurisdiction, $12.0 million was associated with the U.S., $1.4 million was associated with China, and $1.7 million was associated with Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences.

The Company's valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. At March 31, 2023, the Company had a full valuation allowance on its U.S. and China deferred tax asset and a partial valuation allowance related to its net deferred tax assets for Sweden.

The Company’s federal NOLs generated in 2018 and later periods will not expire, but the Company’s NOLs generated through
December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. While the Company has recorded pre-tax book income for the prior three years and believes its financial outlook remains positive, it did not meet revenue or earnings expectations for the U.S. jurisdiction. Additionally, the Company recognized revenue for one-time projects in fiscal year 2022 that may not be repeated in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with inflationary and recessionary issues, the Company maintained a full valuation allowance on its U.S. deferred tax assets at March 31, 2023 and at December 31, 2022. The Company’s performance versus its projections in both of the prior two years are considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth. In addition, the Company faces uncertainties from recent macroeconomic trends, including inflationary pressures, the economic downturn and the potential for a recession. As a result of all these factors, the Company maintained a full valuation allowance on its U.S. deferred tax assets at March 31.

Until an appropriate level of profitability is attained, the Company expects to maintain a full valuation allowance on its net deferred tax assets for the U.S. jurisdiction. Any U.S. or foreign tax benefits or tax expense recorded on its consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made.

Since the Company completed the transition of manufacturing from its Tianjin facility to contract manufacturers in 2022, the Company does not expect sufficient profits to utilize its China deferred tax assets. The Company had a full valuation allowance on its China deferred tax at March 31, 2023 and at December 31, 2022. The Company maintained a partial valuation allowance on its Sweden deferred tax assets at March 31, 2023 and at December 31, 2022. Based on positive book and taxable income in 2021 and 2022 and because results exceeded projections, the Company reversed a portion of its valuation allowance related to Sweden deferred tax assets during 2022.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2018 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2015 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit related to income tax uncertainties was $1.0 million at March 31, 2023 and December 31, 2022. We do not know the timing of the settlement of this liability.

12. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$15,614	$7,427	$(68)	$22,973
Gross Profit	$6,120	$5,383	$29	$11,532
Gross Profit %	39.2%	72.5%	NA	50.2%

	Three Months Ended March 31, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$17,102	$5,583	$(143)	$22,542
Gross Profit	$5,247	$4,162	$(76)	$9,333
Gross Profit %	30.7%	74.5%	NA	41.4%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
Region	2023	2022
Europe, Middle East & Africa	20%	27%
Asia Pacific	11%	6%
Other Americas	4%	2%
Total Foreign sales	35%	35%

Customer Concentration:

During the three months ended March 31, 2023 and 2022, the customer concentration related to revenues was as follows:

	Three Months Ended March 31,
Revenues	2023	2022
Customer A	12%	10%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	March 31, 2023	December 31, 2022
Customer A	15%	12%

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

All of the Company’s revenue relates to contracts with customers. The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements. The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time.” For the sale of antennas and Industrial IoT devices and test & measurement products, the Company satisfies its performance obligations generally at the time of shipment or upon delivery based on the contractual terms with its customers. For products shipped on consignment, the Company recognizes revenue upon delivery from the consignment location. For its test & measurement software tools, the Company has a performance obligation to provide software maintenance and support for one year. The Company recognizes revenue for the maintenance and support over this period.

The Company considers the shipping and handling performed by the Company as fulfillment activities. Amounts billed for shipping and handling are included in revenues, while costs incurred for shipping and handling are included in the cost of revenues. The Company excludes taxes from the transaction price. The cost of contracts include sales commissions. The Company expenses the cost of contracts when incurred because the amortization period is one year or less.

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.2 million at March 31, 2023 and December 31, 2022, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets. The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets. The product return asset was $0.1 million at each of March 31, 2023 and December 31, 2022.

There were no contract assets at March 31, 2023 or December 31, 2022. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The contract liability was $0.8 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively. The Company recognized revenue of $0.5 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. ("PCTEL," "the Company", “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2022 contained in 2022 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements include, but are not limited to, statements concerning: our growth strategy; our future financial performance; growth of our antenna solutions and Industrial Internet of Things business and our test & measurement business; our ability to continue to innovate new products; our ability to expand product lines in the European market and through distribution channels; the impact of our transition plan for manufacturing inside and outside China; the impact of the COVID-19 pandemic and the ensuing supply chain disruptions; the impact of geopolitical conditions, including the ongoing war in Ukraine and related sanctions and disruption in petroleum and other markets; the impact of economic conditions, including inflation, higher interest rates, economic weakness, and potential recession; the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver), agriculture and intelligent transportation; and the anticipated growth of public and private wireless systems. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to: the impact of adverse and uncertain economic and political conditions within and outside the U.S., including inflationary pressures, higher interest rates, economic downturn, the potential for a recession, and the ongoing war in Ukraine; inflation and increases in product and material costs; competition within the wireless product industry; disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and the impact of the pandemic and the ensuing supply chain disruption on our results of operations, financial condition, and stock price; our ability to accurately forecast demand for our products; our ability to continue to successfully integrate Smarteq and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of tariffs on certain imports from China; delays in our sales cycles; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments; our ability to access the government market and create demand for our products; to expand our European presence and benefit from additional antenna and Industrial IoT product offerings from Smarteq; and our ability to grow our business and create, protect and implement new technologies and solutions. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antennas, and test & measurement products. We strive to solve complex wireless challenges to help organizations stay connected, transform, and grow. We believe we have a strong brand presence and expertise in RF, digital and mechanical engineering. We have two product lines (antennas/Industrial IoT devices and test & measurement solutions). Our antenna products include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management, IoT applications, and transit systems. Our Industrial IoT devices include ruggedized access points, IoT interface cards and IoT sensor platforms for applications such as logistics, remote monitoring and control. Our test & measurement products are designed to improve the performance of wireless networks globally. Mobile operators, private enterprises, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly seeking to innovate and improve antenna, Industrial IoT, and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

Antennas and Industrial IoT Devices

PCTEL designs and manufactures precision antennas and Industrial IoT devices, and we offer in-house wireless product development for our customers, including design, testing, radio integration, and manufacturing capabilities. Revenue growth in these markets is driven by the increased use and complexity of wireless communications.

Our antenna portfolio includes Wi-Fi, Bluetooth, Land Mobile Radio (“LMR”), Tetra, Global Navigation Satellite System (“GNSS”), Cellular, Industrial, Scientific, and Medical (“ISM”), Long Range (“LoRa”), and combination antenna solutions. The market applications for our antennas include public safety communications, military communications, utilities and energy, precision agriculture, smart traffic management, Electric Vehicle (“EV”) charging stations, passenger and cargo vehicles, forestry machinery and off-road vehicles. For smart traffic management, we provide antenna systems for smart roadways and smart rail. Fleet antennas for public safety, including police vehicles, is a key market. We not only manufacture the antennas, but we also provide engineering design services to determine the layout of multi-antenna installations to minimize potential interference between each antenna element. Our customized solutions often result in general purpose products with advanced capabilities, such as multi-element antenna systems in a single radome. These systems can include several LTE bands, Wi-Fi bands, and GPS navigation elements, all in one housing. An antenna designed for one application can be modified to be used for other applications.

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

Our scanning receivers are software defined radios used to (1) confirm adequate RF coverage during deployment, (2) identify interfering signals that decrease capacity, (3) troubleshoot system performance issues as networks expand, and (4) benchmark competing networks because our scanning receivers can scan all technologies across all frequencies during one test. They are necessary for initial network deployment and throughout the entire life cycle of the mobile network. Most of our 4G scanners can be upgraded to 5G via firmware. Our new Gflex scanning receiver includes advanced features to address 5G and broader critical communication and government applications such as signal intelligence.

We provide test & measurement equipment to test in-building communication capability, which is important for first responders, to certify that buildings meet certain in-building wireless communication standards and to test public safety networks, including P25, Tetra and digital mobile radio (“DMR”).

Our cloud-based reporting platform for public safety is a subscription-based service for test management, storage and analytics that allows stakeholders, including engineering service companies, building owners and government jurisdictions, to easily manage the data collection process and access final reports through an online map-based interface.

Consistent with our mission to solve complex network engineering problems and to compete effectively in the RF test & measurement market, PCTEL maintains expertise in the following areas: radio frequency engineering, digital signal processing (“DSP”) engineering, wireless network engineering, mechanical engineering, manufacturing, and product quality and testing. Competitors for PCTEL's test & measurement products include OEMs such as Anritsu, Berkley Varitronics, Digital Receiver Technology, Rohde and Schwarz, and Viavi.

Results of Operations

First Quarter Overview

Revenues for the three months ended March 31, 2023 were $23.0 million, an increase of 1.9% compared to $22.5 million for the same period in 2022. By product line, revenues increased by $1.8 million (33.0%) to $7.4 million for test & measurement products and decreased by $1.5 million (8.7%) to $15.6 million for antennas and Industrial IoT devices during the three months ended March 31, 2023. The increase in revenues for test & measurement products was due to higher revenues from 5G scanning receiver sales in the U.S. and to global rental customers. The decrease in revenues for antennas and Industrial IoT devices was due to lower revenues related to enterprise and public safety applications. Gross profits of $11.5 million for the quarter increased by $2.2 million compared to the same period in 2022 due to a higher mix of test & measurement product revenue and higher gross margin percentage for antenna product revenue. Operating expenses of $10.2 million for the three months ended March 31, 2023 were $0.7 million lower than the same period in 2022. There were no restructuring expenses during the first quarter 2023 but the first quarter 2022 included $0.9 million of restructuring expenses related to the transition of our Tianjin manufacturing. The net impact of these changes resulted in income before tax of $1.5 million in the first quarter of 2023 compared to a loss before tax of $1.6 million for the first quarter 2022.

Our cash and investments increased by $0.3 million during the first quarter 2023 primarily because we generated cash from operations. As of March 31, 2023, we had cash and investments of $30.3 million.

Revenues by Product Line

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

Antennas & Industrial IoT Devices	$15,614	$17,102	$(1,488)	-8.7%
Test & Measurement Products	7,427	$5,583	1,844	33.0%
Corporate	(68)	$(143)	75	not meaningful
Total	$22,973	$22,542	$431	1.9%

Revenues increased 1.9% for the three months ended March 31, 2023 compared to the same period in 2022 due to higher revenues for test & measurement products. Revenues for the test & measurement product line increased by 33.0% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher revenues from 5G scanning receiver sales in the U.S. and to global rental customers. For the three months ended March 31, 2023, revenues for the antennas and Industrial IoT devices product line decreased by 8.7% compared to the same period in 2022 due to lower antenna revenues for enterprise and public safety applications.

Gross Profit by Product Line

	Three Months Ended March 31,
	2023	% of Revenues	2022	% of Revenues

Antennas & Industrial IoT Devices	$6,120	39.2%	$5,247	30.7%
Test & Measurement Products	5,383	72.5%	$4,162	74.5%
Corporate	29	not meaningful	(76)	not meaningful
Total	$11,532	50.2%	$9,333	41.4%

The gross profit percentage increased by 8.8% for the three months ended March 31, 2023 compared to the same period in 2022 due to a higher mix of test & measurement products and a higher gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for the antennas and Industrial IoT devices increased by 8.5% for the three months ended March 31, 2023 compared to the same period in 2022 due to favorable product mix and lower logistics costs. The gross profit percentage for test & measurement products decreased by 2.0% for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher component costs.

	Three Months Ended March 31,		Three Months Ended March 31,	% of Revenues
	2023	Change	2022	2023	2022
Research and development	$2,984	$(266)	$3,250	13.0%	14.4%
Sales and marketing	3,562	160	3,402	15.5%	15.1%
General and administrative	3,605	363	3,242	15.7%	14.4%
Amortization of intangible assets	63	(8)	71	0.3%	0.3%
Restructuring expenses	0	(935)	935	0.0%	4.1%
Total	$10,214	$(686)	$10,900	44.5%	48.3%

Research and development expenses were lower by $0.3 million for the three months ended March 31, 2023 compared to the same period in 2022 due to lower development expenses and lower stock compensation expenses.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses increased $0.2 million for the three months ended March 31, 2023 compared to the same period in 2022 as higher expenses for sales commissions, travel, and marketing offset lower stock compensation expenses.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses increased by $0.4 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher non-recurring legal expenses and professional fees related to exploring strategic alternatives.

Amortization of intangible assets within operating expenses were approximately the same for the three months ended March 31, 2023 compared to the same period in 2022.

Restructuring expenses in 2022 related to expenses for the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers. Restructuring expenses of $0.9 million for the three months ended March 31, 2022 consisted primarily of employee severance and payroll related costs associated with the termination of 69 employees in Tianjin. We completed the manufacturing transition during the first quarter 2022.

Other Income, Net

	Three Months Ended March 31,
	2023	2022
Interest income	$229	$17
Foreign exchange losses	(10)	(2)
Other, net	1	(4)
Total	$220	$11
Percentage of revenues	1.0%	0.1%

Other income, net consists of interest income, foreign exchange losses, and interest expense. Interest income from investment securities increased by $212 during the three months ended March 31, 2023 compared to the prior year, due to higher average interest rates.

Expense for Income Taxes

	Three Months Ended March 31,
	2023	2022
Expense for income taxes	$214	$8
Effective tax rate	13.9%	(0.5)%

We recorded income tax expense of $0.2 million and $8 for the three months ended March 31, 2023 and 2022, respectively. The expense recorded for the three months ended March 31, 2023 and March 31, 2022 because we have a full valuation allowance on our U.S. deferred tax assets.

The deferred tax assets consist of domestic deferred tax assets of $12.0 million and foreign deferred tax assets of $3.1 million. Our valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. At March 31, 2023 we had a full valuation allowance on our U.S. and China deferred tax assets and a partial valuation allowance related to our net deferred tax assets for Sweden.

We recorded pre-tax book income for the prior three years and we believe our financial outlook remains positive, but we did not meet revenue or earnings expectations for the U.S. jurisdiction. Additionally, the Company recognized revenue for one-time projects in fiscal year 2022 which may not be repeated in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with inflationary and recessionary issues, the Company maintained a full valuation allowance on its U.S. deferred tax assets at March 31, 2023.

The Company maintained a full valuation allowance on its China deferred tax assets. Since the Company completed the transition of manufacturing from its Tianjin facility to contract manufacturers in 2022, the Company does not expect sufficient profits to utilize its China deferred tax assets. The Company maintained a partial valuation allowance on its Sweden deferred tax assets at March 31, 2023.

Based on positive book and taxable income in 2021 and 2022 and because results exceeded projections, the Company reversed a portion of its valuation allowance related to Sweden deferred tax assets during 2022.

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

Net Income (Loss)

We recorded net income of $1.3 million for the three months ended March 31, 2023 compared to a net loss of $1.6 million for the same period in 2022 due to the favorable impact of higher gross margins and lower operating expenses. Gross margins were higher by $2.2 million for the three months ended March 31, 2023 compared to the same period in 2022 due to an increase in mix of test & measurement products and an increase in the antenna gross margin percentage. Operating expenses were lower by $0.7 million due to lower restructuring expenses being partially offset by higher sales and marketing expenses and general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$2,419	$(1,330)
Investing activities	$295	$(327)
Financing activities	$(1,754)	$(1,412)
Net increase (decrease) in cash and cash equivalents	$960	$(3,069)

	March 31,	December 31,
	2023	2022
Cash and cash equivalents at the end of period	$8,717	$7,736
Short-term investments at the end of period	$21,570	$22,254
Working capital at the end of period	$52,516	$52,369

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

At March 31, 2023, our cash, cash equivalents, and investments were approximately $30.3 million, and we had working capital of $52.5 million. Management believes our cash and investments provide adequate liquidity and working capital for the next twelve months from the date of this Quarterly Report on Form 10-Q to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending).

Operating Activities:

Operating activities provided $2.4 million of cash during the three months ended March 31, 2023 primarily because we generated $2.3 million of cash from our statement of operations. The cash impact from changes in the balance sheet was approximately neutral during the three months ended March 31, 2023. Cash as payments for accrued liabilities and accounts payable offset the positive impact of net reductions in accounts receivable and inventories. Accounts receivable decreased by $3.3 million during the first quarter of 2023 due to lower sequential revenues and a decrease in days sales outstanding, and inventories were lower in the first quarter 2023 due to lower antenna-related inventories.

Operating activities used $1.3 million of cash during the three months ended March 31, 2022. We used $0.3 million of cash from our statement of operations and $1.0 million from the balance sheet. The balance sheet was a net use of cash as payments of accrued liabilities and accounts payable offset the positive impact of net reductions in accounts receivable and inventories. Accounts receivable decreased by $1.5 million during the first quarter 2022 due to lower sequential revenues, and inventories were lower in the first quarter 2022 due to the completion of our transition from Tianjin manufacturing to contract manufacturers.

Investing Activities:

Our investing activities provided $0.3 million of cash during the three months ended March 31, 2023. During the three months ended March 31, 2023, redemptions and maturities of our investments provided $7.3 million in funds and we rotated $6.7 million of cash into new investments. We used $0.4 million for capital expenditures during the three months ended March 31, 2023

Our investing activities used $0.3 million of cash during the three months ended March 31, 2022. During the three months ended March 31, 2022, redemptions and maturities of our investments provided $8.2 million in funds and we rotated $8.2 million of cash into new investments. We used $0.3 million for capital expenditures during the three months ended March 31, 2022.

Financing Activities:

We used $1.8 million in cash for financing activities during the three months ended March 31, 2023. We used $1.0 million for quarterly cash dividends and $0.7 million for payroll taxes related to stock-based compensation in this period. The tax payments primarily related to restricted stock awards.

We used $1.4 million in cash for financing activities during the three months ended March 31, 2022. We used $1.0 million for quarterly cash dividends and $0.4 million for payroll taxes related to stock-based compensation in this period. The tax payments related to restricted stock awards.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancellable purchase obligations.

Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$18,864	$16,930	$1,933	$1	$0

Critical Accounting Policies and Estimates

We use certain critical accounting policies and estimates as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2022 Form 10-K which is incorporated by reference in response to this item. There have been no material changes in any of our critical accounting policies and estimates since December 31, 2022. See Note 1 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company," we are not required to provide disclosure in this Quarterly Report on Form 10-Q in response to this item.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of March 31, 2023, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See Item 1A of our 2022 Form 10-K. As of March 31, 2023, there have been no material changes to the Risk Factors set forth in Item 1A of our 2022 Form 19-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosure

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
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 9, 2023

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2023