Form 10-Q
period 2023-06-30
PC TEL INC
filed 2023-08-09
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 19,262,433 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$7,057	$7,736
Short-term investment securities	26,586	22,254
Accounts receivable, net of allowances of $122 and $132 at June 30, 2023 and
December 31, 2022, respectively	12,856	18,853
Inventories, net	16,357	18,918
Prepaid expenses and other assets	1,372	1,861
Total current assets	64,228	69,622

Property and equipment, net	9,788	10,004
Goodwill	5,848	5,935
Intangible assets, net	853	1,045
Other noncurrent assets	2,802	3,269
TOTAL ASSETS	$83,519	$89,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,618	$4,648
Accrued liabilities	7,634	12,605
Total current liabilities	11,252	17,253
Long-term liabilities	3,279	3,624
Total liabilities	14,531	20,877
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
June 30, 2023 and December 31, 2022, and 19,263,534 and 18,748,529
shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	128,533	128,370
Accumulated deficit	(57,698)	(57,941)
Accumulated other comprehensive loss	(1,866)	(1,450)
Total stockholders’ equity	68,988	68,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,519	$89,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUES	$20,578	$24,976	$43,551	$47,518
COST OF REVENUES	10,483	13,549	21,924	26,758
GROSS PROFIT	10,095	11,427	21,627	20,760
OPERATING EXPENSES:
Research and development	3,130	3,356	6,114	6,605
Sales and marketing	3,220	3,908	6,781	7,310
General and administrative	2,854	3,451	6,460	6,694
Amortization of intangible assets	63	67	126	138
Restructuring expenses	0	317	0	1,252
Total operating expenses	9,267	11,099	19,481	21,999
OPERATING INCOME (LOSS)	828	328	2,146	(1,239)
Other income, net	346	114	566	125
INCOME (LOSS) BEFORE INCOME TAXES	1,174	442	2,712	(1,114)
Expense for income taxes	175	31	389	39
NET INCOME (LOSS)	$999	$411	$2,323	$(1,153)

Net Income (Loss) per Share:
Basic	$0.05	$0.02	$0.13	$(0.06)
Diluted	$0.05	$0.02	$0.12	$(0.06)

Weighted Average Shares:
Basic	18,741	18,157	18,555	18,065
Diluted	18,821	18,157	18,630	18,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME (LOSS)	$999	$411	$2,323	$(1,153)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(459)	(706)	(416)	(932)

COMPREHENSIVE INCOME (LOSS)	$540	$(295)	$1,907	$(2,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Loss	PCTEL, Inc.

BALANCE at MARCH 31, 2023	$19	$127,938	$(57,647)	$(1,407)	$68,903
Stock-based compensation expense	0	235	0	0	235
Issuance of shares for stock purchase plans and stock options	0	362	0	0	362
Cancellation of shares for payment of withholding tax	0	(2)	0	0	(2)
Dividends paid ($0.055 per share)	0	0	(1,050)	0	(1,050)
Net income	0	0	999	0	999
Change in cumulative translation adjustment, net	0	0	0	(459)	(459)
BALANCE at JUNE 30, 2023	$19	$128,533	$(57,698)	$(1,866)	$68,988

BALANCE at MARCH 31, 2022	$18	$123,379	$(58,299)	$(586)	64,512
Stock-based compensation expense	1	1,085	0	0	1,086
Issuance of shares for stock purchase plans and stock options	0	404	0	0	404
Cancellation of shares for payment of withholding tax	0	(4)	0	0	(4)
Dividends paid ($0.055 per share)	0	(1,020)	0	0	(1,020)
Net income	0	0	411	0	411
Change in cumulative translation adjustment, net	0	0	0	(706)	(706)
BALANCE at JUNE 30, 2022	$19	$123,844	$(57,888)	$(1,292)	$64,683

BALANCE at DECEMBER 31, 2022	$19	$128,370	$(57,941)	$(1,450)	$68,998
Stock-based compensation expense	0	512	0	0	512
Issuance of shares for stock purchase plans and stock options	0	362	0	0	362
Cancellation of shares for payment of withholding tax	0	(711)	0	0	(711)
Dividends paid ($0.11 per share)	0	0	(2,080)	0	(2,080)
Net income	0	0	2,323	0	2,323
Change in cumulative translation adjustment, net	0	0	0	(416)	(416)
BALANCE at JUNE 30, 2023	$19	$128,533	$(57,698)	$(1,866)	$68,988

BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	66,921
Stock-based compensation expense	1	1,859	0	0	1,860
Issuance of shares for stock purchase plans and stock options	0	404	0	0	404
Cancellation of shares for payment of withholding tax	0	(396)	0	0	(396)
Dividends paid ($0.11 per share)	0	(2,021)	0	0	(2,021)
Net loss	0	0	(1,153)	0	(1,153)
Change in cumulative translation adjustment, net	0	0	0	(932)	(932)
BALANCE at JUNE 30, 2022	$19	$123,844	$(57,888)	$(1,292)	$64,683

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022

Operating Activities:
Net income (loss)	$2,323	$(1,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,082	1,562
Intangible asset amortization	161	177
Stock-based compensation	512	1,860
Loss on disposal of property and equipment	37	7
Restructuring costs	0	(328)
Bad debt provision	10	17
Changes in operating assets and liabilities:
Accounts receivable	5,932	(614)
Inventories	2,517	(715)
Prepaid expenses and other assets	674	100
Deferred tax assets	217	0
Accounts payable	(975)	435
Income taxes payable	(287)	(1)
Other accrued liabilities	(5,025)	(900)
Deferred revenue	64	(126)
Net cash provided by operating activities	7,242	321
Investing Activities:
Capital expenditures	(901)	(420)
Purchase of short-term investments	(18,422)	(15,587)
Redemptions/maturities of short-term investments	14,090	15,623
Net cash used in investing activities	(5,233)	(384)
Financing Activities:
Proceeds from issuance of common stock	362	404
Payment of withholding tax on stock-based compensation	(711)	(396)
Principal payments on finance leases	(28)	(37)
Cash dividends	(2,080)	(2,021)
Net cash used in financing activities	(2,457)	(2,050)

Net decrease in cash and cash equivalents	(448)	(2,113)
Effect of exchange rate changes on cash	(231)	(282)
Cash and cash equivalents, beginning of period	7,736	8,192
Cash and Cash Equivalents, End of Period	$7,057	$5,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data and as otherwise noted)

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal, recurring nature that are considered necessary for a fair presentation have been included. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Throughout this Quarterly Report on Form 10-Q, including under Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we disclose certain impacts of the coronavirus (“COVID-19”) pandemic and the ensuing supply chain disruption, as well as macroeconomic trends, including inflationary pressures, an economic downturn and the potential for a recession. The full extent to which the COVID-19 pandemic and these macroeconomic trends will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that remain highly uncertain at this time.

Nature of Operations

PCTEL, Inc. (“PCTEL” or “the Company”) was incorporated in California in 1994 and reincorporated in Delaware in 1998. The Company is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antenna systems, and test and measurement solutions. PCTEL strives to solve complex wireless challenges to help organizations stay connected, transform, and grow and it has expertise in radio frequency ("RF,"), digital, and mechanical engineering. The Company has two product lines (antennas & Industrial IoT devices and test & measurement products).

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, and the condensed consolidated statement of cash flows, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements as of December 31, 2022.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The significant accounting policies followed by the Company are set forth in the 2022 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2022 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full period or any other interim periods.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk by having foreign locations with suppliers and employees located outside the U.S. Fluctuations could have an adverse effect on our results of operations, cash flows and our balance sheet. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations. For the six months ended June 30, 2023, approximately 13% of revenues and 11% of expenses were transacted in foreign currencies as compared to 11% and 14% for the six months ended June 30, 2022. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $84 and $75 for the three months ended June 30, 2023 and 2022, respectively. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were $74 and $73 for the six months ended June 30, 2023 and 2022, respectively.

Recent Accounting Pronouncements

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

3. Income (Loss) per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Income Per Share computation:
Numerator:
Net income (loss)	$999	$411	$2,323	$(1,153)
Denominator:
Weighted shares outstanding - basic	18,741,208	18,156,561	18,554,854	18,064,616

Net income (loss) per common share - basic	$0.05	$0.02	$0.13	$(0.06)
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,741,208	18,156,561	18,554,854	18,064,616
Restricted shares subject to vesting	80,067	0	75,079	0
Common stock option grants	55	0	37	0
Weighted shares outstanding - diluted	18,821,330	18,156,561	18,629,970	18,064,616

Net income (loss) per common share - diluted	$0.05	$0.02	$0.12	$(0.06)

4. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	June 30,	December 31,
	2023	2022
Cash	$4,519	$5,780
Cash equivalents	2,538	1,956
Short-term investments	26,586	22,254
Total	$33,643	$29,990

Cash and Cash Equivalents

At June 30, 2023 and December 31, 2022, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At June 30, 2023 and December 31, 2022, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The cash in foreign accounts was as follows:

	June 30,	December 31,
	2023	2022
China	$2,728	$2,672
Sweden	2,745	1,868
Total	$5,473	$4,540

As of June 30, 2023, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At June 30, 2023 and December 31, 2022, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. The investments at June 30, 2023 and December 31, 2022 were classified as held-to-maturity.

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

Cash equivalents and investments were as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$2,538	$0	$2,538	$1,956	$0	$1,956
Total Cash Equivalents	$2,538	$0	$2,538	$1,956	$0	$1,956
Short-Term Investments:
Corporate bonds	$0	$21,614	$21,614	$0	$21,145	$21,145
Certificates of deposit	4,972	0	4,972	1,109	0	1,109
Total Short-Term Investments	$4,972	$21,614	$26,586	$1,109	$21,145	$22,254
Cash equivalents and Investments - book value	$7,510	$21,614	$29,124	$3,065	$21,145	$24,210
Unrealized losses	$0	$(162)	$(162)	$0	$(59)	$(59)
Cash equivalents and Investments - fair value	$7,510	$21,452	$28,962	$3,065	$21,086	$24,151

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 1 investments, the Company uses fair value estimates based on quoted prices in active markets for identical assets or liabilities. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets. The fair values in the table above reflect net unrealizable losses of $162 and $59 at June 30, 2023 and December 31, 2022, respectively.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the six months ended June 30, 2023 is as follows:

Amount
Balance at December 31, 2022	$5,935
Foreign currency translation	(87)
Balance at June 30, 2023	$5,848

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions, including those related to the COVID-19 pandemic and their impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the six months ended June 30, 2023 or June 30, 2022. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$17	$19	$35	$39
Operating expenses	63	67	126	138
Total	$80	$86	$161	$177

The summary of other intangible assets, net is as follows:

	June 30, 2023			December 31, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,491	$17,145	$346	$17,512	$17,091	$421
Patents and technology	9,983	9,791	192	9,995	9,761	234
Trademarks and trade names	1,467	1,186	281	1,484	1,143	341
Other intangible assets	92	58	34	96	47	49
Total	$29,033	$28,180	$853	$29,087	$28,042	$1,045

During the six months ended June 30, 2023, the Company recorded amortization expense of $0.2 million. During the six months ended June 30, 2022, the Company recorded amortization expense of $0.2 million and foreign currency translation adjustment of $0.2 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other intangible assets	.5 to 5 years	3.6

The future amortization expenses are as follows:

Fiscal Year	Amount
2023 (remaining six months)	$156
2024	302
2025	296
2026	99
Thereafter	0
Total	$853

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

The allowances for accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022
Credit loss provision	$99	$92
Credit allowances	23	40
Total allowances	$122	$132

The Company is exposed to credit losses primarily through the sale of products. The Company’s methodology for expected losses on accounts receivable uses historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of the amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $99 at June 30, 2023 and $92 at December 31, 2022.

The following table summarizes the allowance for credit losses activity during the six months ended June 30, 2023:

Balance at December 31, 2022	$92
Current period allowance for credit losses	7
Balance at June 30, 2023	$99

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing. Inventories as of June 30, 2023 and December 31, 2022 were composed of raw materials, work-in-process and finished goods. The Company had consigned inventory with customers of $0.1 million and $0.2 million at June 30, 2023 and December 31, 2022, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on identification of inventory where the carrying value is above net realizable value. The allowance for inventory losses was $3.3 million at June 30, 2023 and $3.1 million at December 31, 2022.

Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$8,197	$9,064
Work-in-process	896	1,076
Finished goods	7,264	8,778
Inventories, net	$16,357	$18,918

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

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Building	$6,922	$6,922
Computers and office equipment	10,677	10,217
Manufacturing and test equipment	13,989	14,661
Furniture and fixtures	1,491	1,475
Leasehold improvements	1,965	1,965
Motor vehicles	20	20
Total property and equipment	35,064	35,260
Less: Accumulated depreciation and amortization	(27,046)	(27,026)
Land	1,770	1,770
Property and equipment, net	$9,788	$10,004

Depreciation and amortization expense was approximately $0.5 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense was approximately $1.1 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Inventory receipts	$1,747	$3,720
Payroll and other employee benefits	1,521	4,318
Paid time off	1,306	1,001
Deferred revenues	559	495
Professional fees and contractors	532	346
Operating leases	516	527
Income and sales taxes	286	836
Warranties	281	317
Employee stock purchase plan	224	232
Customer refunds for estimated returns	222	235
Real estate taxes	163	158
Finance leases	46	51
Other	231	369
Total	$7,634	$12,605

Long-term liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Operating leases	$3,039	$3,327
Deferred revenue	167	181
Finance leases	49	73
Other	24	43
Total	$3,279	$3,624

7. Stock-Based Compensation

The condensed consolidated statements of operations include $0.2 million and $1.1 million of stock compensation expense for the three months ended June 30, 2023 and 2022, respectively. The condensed consolidated statements of operations include $0.5 million and $1.9 million of stock compensation expense for the six months ended June 30, 2023 and 2022, respectively. Stock compensation expense was lower during the three months and six months ended June 30, 2023 compared to the same period in 2022 primarily because of revisions to forecasts for performance-based share awards under long-term incentive plans and forfeitures. The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service-based awards	$330	$383	$691	$703
Performance-based awards (short-term incentive plan)	(6)	263	109	343
Performance-based awards (long-term incentive plan)	(146)	364	(406)	671
Employee stock purchase plan	57	76	118	143
Total	$235	$1,086	$512	$1,860

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$66	$31	$94	$96
Research and development	35	172	93	308
Sales and marketing	64	255	107	452
General and administrative	70	628	218	1,004
Total	$235	$1,086	$512	$1,860

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of June 30, 2023:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,867	1.4
Performance-based awards	$1,124	1.9

Service-Based Awards

Restricted Stock

The Company grants both service-based and performance-based stock awards to employees pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. For the annual awards granted to executives and key managers in the six months ended June 30, 2023 and 2022, the Company awarded long-term incentives comprised of one-third service-based restricted stock and two-thirds performance-based restricted stock. The Company awarded service-based restricted stock to all other participating employees.

The following table summarizes service-based restricted stock activity for the six months ended June 30, 2023:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2022	354,037	$6.12
Shares awarded	170,960	4.38
Shares vested	(165,475)	6.77
Shares cancelled	(20,141)	5.17
Unvested Restricted Stock Awards - June 30, 2023	339,381	$4.98

The intrinsic value of service-based restricted shares that vested during the each of the six months ended June 30, 2023 and 2022 was $0.8 million.

Restricted Stock Units

The Company grants service-based and performance-based restricted stock units as employee incentives. Restricted stock units are primarily granted to foreign employees for long-term incentive purposes. Employee restricted stock units are service-based awards and are amortized over the vesting period. At the vesting date, these units are converted to shares of common stock. The Company records expense on a straight-line basis for restricted stock units on the same basis as for Restricted Stock awards as described above.

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2023:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2022	35,253	$5.42
Units awarded	6,200	4.21
Units vested/Shares awarded	(12,252)	5.57
Unvested Restricted Stock Units - June 30, 2023	29,201	$5.12

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the six months ended June 30, 2023 and 2022 was $55 and $21, respectively.

Stock Options

The Company may grant employees stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options are subject to installment vesting. Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at June 30, 2023 have a seven-year life. There was no activity related to stock options during the second quarter of 2023.

The following table summarizes information about stock options outstanding under all stock option plans at June 30, 2023:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (Years)	Intrinsic Value	Weighted- Average Exercise Price
$ 5.06 - $ 6.98	4,000	0.92	$0	$6.02

The intrinsic value is based on the share price of $4.80 at June 30, 2023.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

The Company granted short-term incentive awards to executives, key managers, and non-sales employees under the Company’s 2022 Short-Term Incentive Plan (“STIP”) based on upon achievement of specifically identified corporate annual 2022 adjusted EBITDA and revenue goals. In the first quarter 2023, bonuses for 2022 were paid 50% Company common stock and 50% in cash for executives and key managers, and 100% in cash for all other participants. The value of the common stock for 2022 bonuses was $1.2 million. The 2023 STIP awards, like the 2022 STIP awards, will be paid 50% in cash and 50% in the Company’s stock for executives and key managers.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention. Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2022	521,204	$6.85
Awards granted	230,355	4.46
Awards vested	(53,345)	8.70
Awards cancelled	(129,361)	6.25
Unvested Performance Awards - June 30, 2023	568,853	$5.52

The Company granted performance awards under its long-term incentive plan to executives in February 2023 (“2023 LTIP”) and non-executives in May 2023. The performance period for the 2023 LTIP is from January 1, 2023 through December 31, 2025. At target, the total fair market value of all performance based award issued in 2023 was $1.0 million based on the share price of $4.46 on the grant date. On the award date, the aggregate number of shares that could be earned at target was 230,355 and the maximum number of aggregate shares that could be earned was 403,121.

Under the 2023 LTIP and similar plans from 2022 and 2021, shares of the Company’s stock can be earned based on achievement of a three-year revenue growth target with a penalty if a certain Adjusted EBITDA level is not maintained. If the Company achieves less than the target growth over the performance period, the participant will receive fewer shares than the target award, determined on a straight-line basis. If the Company achieves greater than the target growth, the participant will receive more shares than the target award on an accelerated basis. Participants are required to be in service at the determination date of the award following the end of the performance period in order to receive the award. Shares earned will be fully vested shares. The Company records stock compensation expense over the performance period based on the Company’s estimate of the aggregate number of shares that will be earned under the incentive plan.

During the first quarter 2023, the Company issued 53,345 shares with an intrinsic value of $0.2 million related to achievement under the 2020 LTIP.

The following table summarizes the active performance-based long-term incentive plans at June 30, 2023:

		Number of Shares
	Share Price	That Could Be Earned:
LTIP award	on Grant Date	Target	Maximum	Performance Period
2021 LTIP	$8.23	140,297	245,520	January 1, 2021 through December 31, 2023
2022 LTIP	$4.83	214,951	376,164	January 1, 2022 through December 31, 2024
2023 LTIP	$4.55	213,605	373,809	January 1, 2023 through December 31, 2025
		568,853	995,493

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

The Company calculated the fair value of each employee stock purchase grant on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Employee Stock Purchase Plan
	2023	2022
Dividend yield	5.2%	4.7%
Risk-free interest rate	4.6%	1.7%
Expected volatility	48.7%	48%
Expected life (in years)	0.5	0.5

The dividend yield rate was calculated by dividing the Company’s annual dividend by the closing price on the grant date. The risk-free interest rate was based on the U.S. Treasury yields with a remaining term that approximates the expected life of the purchased shares. The volatility was based on a five-year historical period of the Company’s stock price. The expected life was based on the offering period.

Board of Director Equity Awards

The Company grants restricted stock awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest one year after issuance. In addition, new directors receive a one-time grant that vests over three years. In June 2023, the Company issued 95,966 shares to directors for their annual retainer and committee services. In addition, the Company issued 10,893 shares to its new director. The fair value of the service-based restricted shares for directors that vested during the six months ended June 30, 2023 was $0.6 million.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2022	120,696	$4.02
Shares awarded	106,859	4.59
Shares vested	(116,663)	4.02
Outstanding - June 30, 2023	110,892	$4.57

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of employee stock awards, the Company withholds shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for taxes. The Company withholds the number of shares it computes as having the value of the relevant withholding tax and remits the tax payment to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.7 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively.

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

The Company’s contributions to retirement plans during the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PCTEL, Inc. 401(k) profit sharing plan - US employees	$187	$187	$444	$406
Defined contribution plans - Foreign employees	57	62	110	135
Total	$244	$249	$554	$541

9. Commitments and Contingencies

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The refund liability related to estimated sales returns was $0.2 million June 30, 2023 and December 31, 2022, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties ranging from one to ten years for certain antenna products and test & measurement products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at June 30, 2023 and 2022, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$317	$257
Provisions for warranties	60	41
Consumption of reserves	(96)	(26)
Ending balance	$281	$272

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

The Company's lease cost for the three and six months ended June 30, 2023 and 2022, respectively, included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$133	$130	$268	$258
Short-term lease costs	9	23	18	50
Variable lease costs	6	(2)	7	2
Amortization of finance lease assets	13	16	27	35
Interest on finance lease liabilities	1	1	2	3
Total lease cost	$162	$168	$322	$348

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of June 30, 2023:

Year	Operating Leases	Finance Leases
2023 (remaining six months)	$286	$25
2024	673	44
2025	583	26
2026	521	5
2027	505	0
Thereafter	1,674	0
Total minimum payments required	4,242	100
Less: amount representing interest	687	5
Present value of net minimum lease payments	3,555	95
Less: current maturities of lease obligations	(516)	(46)
Long-term lease obligations	$3,039	$49

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of June 30, 2023:

June 30, 2023
Weighted-average remaining lease term - finance leases	2.3 years
Weighted-average remaining lease term - operating leases	7.1 years
Weighted-average discount rate - finance leases	4.3%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$181	$186	$434	$386
Operating cash flows for finance leases	$1	$1	$2	$3
Financing cash flows for finance leases	$14	$18	$28	$37

The following table summarizes the classification of ROU assets and lease liabilities as of June 30, 2023 and December 31, 2022:

Leases	Consolidated Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets:
Operating right-of-use assets	Other noncurrent assets	$2,054	$2,241
Finance right-of-use assets	Other noncurrent assets	92	120
Total leased assets		$2,146	$2,361
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$516	$527
Finance lease liabilities	Accrued liabilities	46	51
Noncurrent
Operating lease liabilities	Long-term liabilities	3,039	3,327
Finance lease liabilities	Long-term liabilities	49	73
Total lease liabilities		$3,650	$3,978

11. Income Taxes

The Company recorded an income tax expense of $0.4 million for the six months ended June 30, 2023, and income tax expense of $39 for the six months ended June 30, 2022. The income tax expense recorded for the six months ended June 30, 2023 and 2022 was lower than the statutory rate of 21% because the Company has a full valuation allowance on its U.S. deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $14.8 million and $15.3 million at June 30, 2023 and December 31, 2022, respectively. By jurisdiction, $12.0 million was associated with the U.S., $1.3 million was associated with China, and $1.5 million was associated with Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences.

The Company's valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. At June 30, 2023, the Company had a full valuation allowance on its U.S. and China deferred tax asset and a partial valuation allowance related to its net deferred tax assets for Sweden.

The Company’s federal NOLs generated in 2018 and later periods will not expire, but the Company’s NOLs generated through December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. While the Company has recorded pre-tax book income for the prior three years and believes its financial outlook remains positive, it did not meet its revenue or earnings expectations for the U.S. jurisdiction. Additionally, the

Company recognized revenue for one-time projects in fiscal year 2022 that may not be repeated in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with macroeconomic conditions, the Company maintained a full valuation allowance on its U.S. deferred tax assets at June 30, 2023 and December 31, 2022. The Company’s performance versus its projections in both of the prior two years are considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth. In addition, the Company faces uncertainties from recent macroeconomic conditions, including inflationary pressures, the economic weakness and the potential for a recession. As a result of all these factors, the Company maintained a full valuation allowance on its U.S. deferred tax assets at June 30, 2023.

Until an appropriate level of profitability is attained with corresponding utilization of its net deferred tax assets, the Company expects to maintain a full valuation allowance on its net deferred tax assets for the U.S. jurisdiction. Any U.S. or foreign tax benefits or tax expense recorded on its consolidated statements of operations will be offset with a corresponding valuation allowance until such time that the Company changes its determination related to the realization of deferred tax assets. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such a determination is made.

Since the Company completed the transition of manufacturing from its Tianjin facility to contract manufacturers in 2022, the Company does not expect sufficient profits to utilize its China deferred tax assets. The Company had a full valuation allowance on its China deferred tax at June 30, 2023 and at December 31, 2022. The Company maintained a partial valuation allowance on its Sweden deferred tax assets at June 30, 2023 and at December 31, 2022. Based on positive book and taxable income in 2021 and 2022 and because results exceeded projections, the Company reversed a portion of its valuation allowance related to Sweden deferred tax assets during 2022.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2019 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2017 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit related to income tax uncertainties was $1.0 million at June 30, 2023 and December 31, 2022.

12. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$14,359	$6,230	$(11)	$20,578
Gross Profit	$5,548	$4,503	$44	$10,095
Gross Profit %	38.6%	72.3%	NA	49.1%

	Six Months Ended June 30, 2023
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$29,973	$13,657	$(79)	$43,551
Gross Profit	$11,668	$9,886	$73	$21,627
Gross Profit %	38.9%	72.4%	NA	49.7%

	Three Months Ended June 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$17,555	$7,431	$(10)	$24,976
Gross Profit	$5,626	$5,759	$42	$11,427
Gross Profit %	32.0%	77.5%	N/A	45.8%

	Six Months Ended June 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$34,657	$13,014	$(153)	$47,518
Gross Profit	$10,873	$9,921	$(34)	$20,760
Gross Profit %	31.4%	76.2%	NA	43.7%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and six months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2023	2022	2023	2022
Europe, Middle East & Africa	26%	17%	23%	22%
Asia Pacific	5%	5%	9%	6%
Other Americas	3%	3%	3%	2%
Total Foreign sales	34%	25%	35%	30%

Customer Concentration:

The following table represents the customers that accounted for 10% or more of revenues during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2023	2022	2023	2022
Customer A	12%	17%	12%	14%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	June 30, 2023	December 31, 2022
Customer A	14%	12%
Customer B	2%	12%
Customer C	6%	11%

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

All of the Company’s revenue relates to contracts with customers. The Company’s accounting contracts are from purchase orders or purchase orders combined with purchase agreements. The majority of the Company’s revenue is recognized on a “point-in-time” basis and a nominal amount of revenue is recognized “over time”. For the sale of antenna products and test & measurement products, the Company satisfies its performance obligations generally at the time of shipment or upon delivery based on the contractual terms with its customers. For products shipped on consignment, the Company recognizes revenue upon usage at the consignment location. For its test & measurement software tools, the Company has a performance obligation to provide software maintenance and support for one year. The Company recognizes revenues for the maintenance and support over this period.

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.2 million at June 30, 2023 and December 31, 2022, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets. The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets. The product return asset was $0.1 million at June 30, 2023 and December 31, 2022.

There were no contract assets at June 30, 2023 and December 31, 2022. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The contract liability was $0.8 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively. The Company recognized revenue of $0.8 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively, related to contract liabilities that existed at the beginning of the period.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL,” the “Company,” “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2022 contained in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements include, but are not limited to, statements concerning our future financial performance; growth of our antenna solutions and Industrial Internet of Things (“Industrial IoT”) business and our test & measurement business; customer inventory and supply chain matters; our ability to continue to innovate new products; our ability to expand product lines in the European market and through distribution channels; the impact of our transition plan for manufacturing inside and outside China; the impact of ongoing supply chain disruptions; the impact of geopolitical conditions, including the ongoing war in Ukraine and related sanctions and disruption in petroleum and other markets; the impact of macroeconomic conditions, including inflation, higher interest rates, economic weakness, and potential for a recession in the U.S.; the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver), agriculture and intelligent transportation; and the anticipated growth of public and private wireless systems. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to, the impact of adverse and uncertain economic and political conditions within and outside the U.S., including inflationary pressures, higher interest rates, economic downturn, the potential for a recession, and the ongoing war in Ukraine; customer inventory and supply chain matters; inflation and increase in product and material costs; competition within the wireless product industry; disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and the impact of the pandemic and the ensuing supply chain disruption on our results of operations, financial condition, and stock price; our ability to accurately forecast demand for our products; our ability to continue to successfully integrate Smarteq and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of tariffs on certain imports from China; delays in our sales cycles; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments; our ability to access the government market and create demand for our products; the Company's ability to expand its European presence and benefit from additional antenna and Industrial IoT product offerings from Smarteq; and our ability to grow our business and create, protect and implement new technologies and solutions. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

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

Our antenna portfolio includes Wi-Fi, Bluetooth, Land Mobile Radio (“LMR”), Tetra, Global Navigation Satellite System (“GNSS”), Cellular, Industrial, Scientific, and Medical (“ISM”), Long Range (“LoRa”), and combination antenna solutions. The market applications for our antennas include public safety communications, military communications, utilities & energy, precision agriculture, smart traffic management, Electric Vehicle (“EV”) charging stations, passenger and cargo vehicles, forestry machinery & off-road vehicles. For smart traffic management, we provide antenna systems for smart roadways and smart rail. Fleet antennas for public safety, including police vehicles, are a key market. We not only manufacture the antennas, but we also provide engineering and design to determine the layout of multi-antenna installations to minimize potential interference between each antenna element. Our customized solutions often result in general purpose products with advance capabilities, such as multi-element antenna systems in a single radome. These systems can include several LTE bands, Wi-Fi bands and GPS navigation elements, all in one housing. An antenna designed for one application can be modified to be used for other applications.

Our Industrial IoT device portfolio includes access points, radio modules, and sensor communication solutions. The market applications for our Industrial IoT devices include utilities and smart grid, oil and gas, manufacturing, logistics, industrial automation, smart metering, and asset tracking.

Our strategy is to provide a “toolbox” of hardware solutions to our existing OEMs and distributors for Industrial IoT systems. We provide all of the field hardware required for wireless Industrial IoT systems - antennas, ruggedized Wi-Fi access points, radio modules, and integrated wireless sensors for Industrial IoT. Our go-to-market strategy for this sector is to sell more RF hardware components to our customers that traditionally purchase antennas from PCTEL.

Consistent with our mission to solve complex network engineering problems and to compete effectively in the antenna market, PCTEL maintains expertise in the following areas: RF engineering, wireless network engineering, mechanical engineering, mobile antenna design, manufacturing, and product quality and testing. Competition among providers of antennas and Industrial IoT devices is fragmented. Competitors include Airgain, Amphenol, Panorama, Taoglas, and TE Connectivity.

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

Our scanning receivers are software defined radios used to 1) confirm adequate RF coverage during deployment, 2) identify interfering signals which decrease capacity, 3) troubleshoot system performance issues as networks expand, and 4) benchmark competing networks because our scanning receivers can scan all technologies across all frequencies during one test. They are necessary for initial network deployment and throughout the life cycle of the mobile network. Most of our 4G scanners can be upgraded to 5G via firmware. Our new Gflex scanning receiver includes advanced features to address 5G and broader critical communication and government applications such as signal intelligence.

We provide test & measurement equipment to test in-building communication capability important for first responders and to certify buildings meet certain in-building wireless communication standards. We provide test & measurement equipment to test public safety networks, including P25, Tetra and digital mobile radio (“DMR”).

Our cloud-based reporting platform for public safety. SeeHawk™ Central is a subscription-based service for test management, storage and analytics that allows stakeholders, including engineering service companies, building owners and government jurisdictions, to easily manage the data collection process and access final reports through an online map-based interface.

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

Macroeconomic Conditions

We have been negatively impacted by adverse macroeconomic conditions. In particular, supply chain issues have impacted both PCTEL and our customers.

In response to supply chain issues, we have been carrying higher levels of inventory and have, in some instances, paid higher costs to secure components, particularly for our test & measurement products. This continues to negatively impact our margins. These supply chain issues have been improving, and we expect that they will continue to improve. The continued impact on margins will depend on how quickly we work through higher cost inventory.

Our customers’ responses to supply chain issues have also negatively impacted PCTEL, particularly orders for our antenna products. Certain OEM customers increased their inventories of our products to higher-than-normal levels and have reduced their orders as they work through these inventories. In addition, our customers have faced constraints in their supply chains for other components of their systems, negatively impacting their need for our antennas. We have begun to see improvements in demand from some customers as they have been working down their inventories and supply chain constraints have been improving. We believe that market conditions will continue to improve as we expect that customers will continue to work through their inventories of our products and customer supply chains will continue to improve through the second half of the year and into 2024.

Results of Operations

Second Quarter Overview

Revenues for the three months ended June 30, 2023 were $20.6 million, a decrease of 17.6% compared to $25.0 million for the same period in 2022. By product line, revenues decreased by $1.2 million (16.2%) to $6.2 million for test & measurement products and decreased by $3.2 million (18.2%) to $14.4 million for antennas and Industrial IoT devices. The decrease in revenues for antennas and Industrial IoT devices was primarily due to lower revenues with antennas for enterprise and public safety and public applications. Customer inventory and supply chain issues discussed above contributed to the decline in revenues. Gross profits of $10.1 million for the quarter decreased by $1.3 million compared to the same period in 2022 due to the revenue decreases for both product lines. The gross profit was higher in the three months ended June 30, 2023 due to the higher gross margin percentage for antennas and Industrial IoT devices as a result of positive mix shift and improving supply chain conditions. Operating expense of $9.3 million was $1.8 million lower than in the second quarter of 2022. The decrease in operating expense is driven primarily by lower incentive compensation expenses, including sales commissions, and expenses for the short-term and long-term incentive incentive plans. For the three months ended June 30, 2023, expense accruals for the short-term incentive plan were lower by $0.7 million, expense accruals for the long-term incentive plan were lower by $0.6 million, and expenses for sales commissions were lower by $0.3 million compared to the same period on 2022. The net impact of these changes resulted in income before tax of $1.2 million for the second quarter of 2023 compared to the income before tax of $0.4 million in the second quarter of 2022.

Revenues for the six months ended June 30, 2023 were $43.6 million, a decrease of 8.3% compared to $47.5 million for the same period in 2022. By product line, revenues increased by $0.6 million (4.9%) to $13.7 million for test & measurement products and decreased by $4.7 million (13.5%) to $30.0 million for antennas and Industrial IoT devices. The increase in revenues for test & measurement products was driven by growth in products with 5G technologies. The decrease in revenues for antennas and Industrial IoT devices was primarily due to lower antenna revenues for enterprise and public safety applications. Customer inventory and supply chain issues discussed above contributed to the decline in revenues. Gross profits of $21.6 million increased by $0.9 million compared to the same period in the prior year, primarily due to the higher gross margin percentage for antennas and Industrial IoT devices. Operating expenses of $19.5 million were $2.5 million lower than the same period in the prior year due to lower variable compensation expenses and because the prior year included $1.3 million for restructuring expenses. For the six months ended June 30, 2023, expense accruals for the short-term incentive plan were lower by $0.6 million, expense accruals for the long-term incentive plan were lower by $1.1 million, and expenses for sales commissions were lower by $0.3 million compared to the same period on 2022. The net impact of these changes resulted in an increase in our income before tax of $3.8 million for the six months ended June 30, 2023 compared to the same period in 2022.

Our cash and investments increased by $3.4 million during the second quarter 2023 with reductions in inventories and accounts receivable. As of June 30, 2023, we had cash and investments of $33.6 million and no debt.

Revenues by Product Line

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

Antennas & Industrial IoT Devices	$14,359	$17,555	$(3,196)	-18.2%
Test & Measurement Products	6,230	$7,431	(1,201)	-16.2%
Corporate	(11)	$(10)	(1)	not meaningful
Total	$20,578	$24,976	$(4,398)	-17.6%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

Antennas & Industrial IoT Devices	$29,973	$34,657	$(4,684)	-13.5%
Test & Measurement Products	13,657	13,014	643	4.9%
Corporate	(79)	(153)	74	not meaningful
Total	$43,551	$47,518	$(3,967)	-8.3%

Revenues decreased 17.6% for the three months ended June 30, 2023 compared to the same period in 2022 due to lower revenues for both i) antennas and Industrial IoT devices and ii) the test & measurement product lines. Revenues for the test & measurement product line decreased 16.2% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to lower revenues with OEM customers. For the three months ended June 30, 2023, revenues decreased for the antenna product line by 18.2% compared to the same period in 2022 due to lower antenna revenues for enterprise and public safety applications and due to higher customer inventory levels.

Revenues decreased 8.3% for the six months ended June 30, 2023 compared to the same period in 2022 as lower revenues for antennas and Industrial IoT devices offset higher revenues for test & measurement products. For the six months ended June 30, 2023, revenues decreased for antennas and Industrial IoT devices by 13.5% compared to the same period in 2022 as a result of lower antenna revenues for enterprise and public safety applications. Revenues for the test & measurement product line increased 4.9% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher revenues in the U.S. for scanning receivers with 5G technologies.

Gross Profit by Product Line

	Three Months Ended June 30,
	2023	% of Revenues	2022	% of Revenues

Antennas & Industrial IoT Devices	$5,548	38.6%	$5,626	32.0%
Test & Measurement Products	4,503	72.3%	$5,759	77.5%
Corporate	44	not meaningful	42	not meaningful
Total	$10,095	49.1%	$11,427	45.8%

	Six Months Ended June 30,
	2023	% of Revenues	2022	% of Revenues

Antennas & Industrial IoT Devices	$11,668	38.9%	$10,873	31.4%
Test & Measurement Products	$9,886	72.4%	$9,921	76.2%
Corporate	$73	not meaningful	$(34)	not meaningful
Total	$21,627	49.7%	$20,760	43.7%

The gross profit percentage increased by 3.3% for the three months ended June 30, 2023 compared to the same period in 2022 due a higher gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for the antennas and Industrial IoT devices increased by 6.6% for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to favorable product mix and lower logistics costs. The gross margin percentage for test & measurement products was lower by 5.2% in the second quarter 2023 compared to the prior year primarily due to product and customer mix as well as higher component costs.

The gross profit percentage increased by 6.0% for the six months ended June 30, 2023 compared to the same period in 2022 due to a higher mix of test & measurement products and due to a higher gross margin percentage for antennas and Industrial IoT devices. The gross profit percentage for antennas and Industrial IoT devices increased by 7.5% for the six months ended June 30, 2023 compared to the same period in 2022 due to favorable product mix and lower logistics costs. The gross profit percentage for test & measurement products decreased by 3.8% for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to product and customer mix as well as higher component costs.

Consolidated Operating Expenses

	Three Months Ended June 30,		Three Months Ended June 30,	% of Revenues
	2023	Change	2022	2023	2022
Research and development	$3,130	$(226)	$3,356	15.2%	13.4%
Sales and marketing	3,220	(688)	3,908	15.6%	15.6%
General and administrative	2,854	(597)	3,451	13.9%	13.8%
Amortization of intangible assets	63	(4)	67	0.3%	0.3%
Restructuring expenses	0	(317)	317	0.0%	1.3%
Total	$9,267	$(1,832)	$11,099	45.0%	44.4%

	Six Months Ended June 30,		Six Months Ended June 30,	% of Revenues
	2023	Change	2022	2023	2022
Research and development	$6,114	$(491)	$6,605	14.0%	13.9%
Sales and marketing	6,781	(529)	7,310	15.6%	15.4%
General and administrative	6,460	(234)	6,694	14.8%	14.1%
Amortization of intangible assets	126	(12)	138	0.3%	0.3%
Restructuring expenses	0	(1,252)	1,252	0.0%	2.6%
Total	$19,481	$(2,518)	$21,999	44.7%	46.3%

Research and development expenses were lower by $0.2 million for the three months ended June 30, 2023, compared to the same period in 2022 due to lower expense accruals for incentive compensation and lower stock compensation expenses related to short-term and long-term incentive plans.

Research and development expenses were lower by $0.5 million for the six months ended June 30, 2023, compared to the same period in 2022 due to lower expense accruals for incentive compensation and lower stock compensation expenses related to short-term and long-term incentive plans.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses decreased $0.7 million for the three months ended June 30, 2023 compared to the same period in 2022 due to lower sales headcount and lower expenses for sales commissions, stock compensation, and marketing programs.

Sales and marketing expenses decreased $0.5 million for the six months ended June 30, 2023 compared to the same period in 2022 due to lower sales headcount and lower expenses for sales commission, stock compensation and marketing programs.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased by $0.6 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to lower expense accruals for the short-term incentive plan expenses and lower stock compensation expenses related to both short and long-term incentive plans.

General and administrative expenses decreased by $0.2 million for the six months ended June 30, 2023 compared to the same period in 2022 as lower expense accruals for the short-term incentive plan and lower stock compensation expenses related to both short and long-term incentive plans. were offset by non-recurring legal expenses and professional fees of $0.7 million related to exploring strategic alternatives.

Amortization of intangible assets within operating expenses were approximately the same for the three and six months ended June 30, 2023 compared to the same periods in 2022.

Restructuring expenses relate to expenses for the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers. Restructuring expenses of $0.3 million for the three months ended June 30, 2022 and $1.3 million for the six months ended June 30, 2022 consisted primarily of employee severance and payroll related costs associated with the termination of 69 employees in Tianjin. We completed the manufacturing transition during the first quarter 2022.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$262	$36	$491	$47
Foreign exchange gains	84	75	74	73
Other, net	0	3	1	5
Total	$346	$114	$566	$125
Percentage of revenues	1.7%	0.5%	1.3%	0.3%

Other income, net consists of interest income, foreign exchange gains, and interest expense. Interest income from investment securities increased during the three and six months ended June 30, 2023 compared to the same periods in the prior year, due to higher market interest rates. Foreign exchange gains during the three and six months ended June 30, 2023 and 2022 were related to changes in the exchange rate between the Swedish Krona and the U.S. dollar, as well as between the Chinese Yuan and the U.S. dollar.

Expense for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expense for income taxes	$175	$31	$389	$39
Effective tax rate	14.9%	7.0%	14.3%	(3.5)%

We recorded income tax expense of $0.4 million and $39 for the six months ended June 30, 2023 and 2022, respectively. The expense recorded for the six months ended June 30, 2023 and 2022 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our U.S. deferred tax assets.

The deferred tax assets consist of U.S. deferred tax assets of $12.0 million and foreign deferred tax assets of $2.8 million. Our valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. At June 30, 2023 we had a full valuation allowance on our U.S. and China deferred tax assets and a partial valuation allowance related to our net deferred tax assets for Sweden.

We recorded pre-tax book income for the prior three years and we believe our financial outlook remains positive, but we did not meet our revenue or earnings expectations for our U.S. operations. Additionally, the Company recognized revenue for one-time projects in fiscal year 2022 which may not be repeated in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with inflationary and recessionary issues, the Company maintained a full valuation allowance on its U.S. deferred tax assets at June 30, 2023.

The Company maintained a full valuation allowance on its China deferred tax assets. Since the Company completed the transition of manufacturing from its Tianjin facility to contract manufacturers in 2022, the Company does not expect sufficient profits to utilize its China deferred tax assets. The Company maintained a partial valuation allowance on its Sweden deferred tax assets at June 30, 2023. Based on positive book and taxable income in 2021 and 2022 and because results exceeded our projections, the Company reversed a portion of its valuation allowance related to Sweden deferred tax assets during 2022.

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

Net Income (Loss)

We recorded net income of $1.0 million for the three months ended June 30, 2023 compared to net income of $0.4 million for the same period in 2022 primarily due to the favorable impact of lower operating expenses and higher other income. For the three months ended June 30, 2023, operating expenses were lower by $1.8 million due to lower expenses for variable compensation and restructuring expenses. For the three months ended June 30, 2023, stock compensation expenses related to incentive plans were lower by $0.8 million, commission expenses were lower by $0.3 million, and cash-based short-term incentive plan expenses were lower by $0.4 million compared to the same period in 2022. Other income increased due to higher interest income.

We recorded net income of $2.3 million for the six months ended June 30, 2023 compared to a net loss of $1.2 million for the same period in 2022 due to the favorable impact of higher margins, lower operating expenses, and higher other income. Operating expenses were lower by $2.5 million for the six months ended June 30, 2023 compared to the same period in 2022 due to lower variable compensation expenses and restructuring expenses, offset by expenses of $0.6 million to explore strategic alternatives. The prior year included $1.3 million of restructuring expenses. For the six months ended June 30, 2023, stock compensation expenses related to incentive plans were lower by $1.3 million, commission expenses were lower by $0.3 million, and cash-based short-term incentive plan expenses were lower by $0.4 million compared to the same period in 2022. Other income increased due to higher interest income.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$7,242	$321
Investing activities	$(5,233)	$(384)
Financing activities	$(2,457)	$(2,050)
Net decrease in cash and cash equivalents	$(448)	$(2,113)

	June 30,	December 31,
	2023	2022
Cash and cash equivalents at the end of period	$7,057	$7,736
Short-term investments at the end of period	$26,586	$22,254
Working capital at the end of period	$52,976	$52,369

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

At June 30, 2023, our cash, cash equivalents, and investments were approximately $33.6 million, and we had working capital of $53.0 million. Management believes our cash and investments provide adequate liquidity and working capital for the next twelve months from the date of this Quarterly Report on Form 10-Q to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending).

Operating Activities:

Operating activities generated $7.2 million of cash during the six months ended June 30, 2023. We generated $4.1 million of cash from our statement of operations and generated $3.1 million from the balance sheet. The balance sheet reflects a net generation of cash primarily due to net decreases in accounts receivable and inventories offset by net increases accrued liabilities. Accounts receivable decreased by $5.9 million during the six months ended June 30, 2023 due to lower sequential revenues. Net inventories were $2.5 million lower at June 30, 2023 compared to year end 2022 primarily as a result of decreases in inventories for antennas and Industrial IoT devices.

Operating activities generated $0.3 million of cash during the six months ended June 30, 2022. We generated $2.1 million of cash from our statement of operations and used $1.8 million for the balance sheet. The balance sheet reflects a net use of cash due to net increases in accounts receivable and inventories and from payments of accrued liabilities. Accounts receivable increased by $0.6 million during the first half of 2022 due to higher sequential revenues. Net inventories were higher at June 30, 2022 compared to year end 2021 as increases for test & measurement products offset decreases for antennas and Industrial IoT devices. Inventories were higher for test & measurement products to allow us to maintain customer service levels while managing supply chain delays and component shortages. The net decrease in inventory for antennas and Industrial IoT devices was primarily due to the transition of manufacturing in China to contract manufacturers.

Investing Activities:

Our investing activities used $5.2 million of cash during the six months ended June 30, 2023. During the six months ended June 30, 2023, redemptions and maturities of our investments provided $14.0 million in funds and we rotated $18.4 million of cash into new investments. We used $0.9 million for capital expenditures during the six months ended June 30, 2023.

Our investing activities used $0.4 million of cash during the six months ended June 30, 2022. During the six months ended June 30, 2022, redemptions and maturities of our investments provided $15.6 million in funds and we rotated $15.6 million of cash into new investments. We used $0.4 million for capital expenditures during the six months ended June 30, 2022.

Financing Activities:

We used $2.5 million in cash for financing activities during the six months ended June 30, 2023. This use of cash primarily consists of $2.1 million for the quarterly cash dividends and $0.7 million for payroll taxes related to restricted stock awards, offset by proceeds of $0.4 million from the issuance of common stock for our ESPP.

We used $2.0 million in cash for financing activities during the six months ended June 30, 2022. We used $2.0 million for quarterly cash dividends and $0.4 million for payroll taxes related to restricted stock awards. Proceeds from the issuance of common stock for our ESPP provided $0.4 million for the six months ended June 30, 2022.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancelable purchase obligations. Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$16,712	$16,532	$180	$0	$0

Critical Accounting Policies and Estimates

We use certain critical accounting policies as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of the 2022 Form 10-K, which is incorporated by reference in response to this item. There have been no material changes in any of our critical accounting policies and estimates since December 31, 2022. See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of June 30, 2023, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See Item 1A of our 2022 Form 10-K. As of June 30, 2023, there have been no material changes to the Risk Factors set forth in Item 1A of our 2022 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description

10.1*	Management Retention Agreement dated June 26, 2023 between PCTEL, Inc. and David A. Neumann superseding prior Management Retention Agreement
10.2*	Form of Management Retention Agreement for other Executive Officers
10.3*	Form of Severance Benefits Letter
10.4*	Indemnification Agreement with Directors and Executive Officers
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 9, 2023

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2023