Form 10-Q
period 2023-09-30
PC TEL INC
filed 2023-11-08
CIK 1057083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 19,353,641 shares of common stock, $0.001 par value per share, outstanding.

PCTEL, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

PCTEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$3,546	$7,736
Short-term investment securities	29,770	22,254
Accounts receivable, net of allowances of $134 and $132 at September 30, 2023 and
December 31, 2022, respectively	13,113	18,853
Inventories, net	16,497	18,918
Prepaid expenses and other assets	1,372	1,861
Total current assets	64,298	69,622

Property and equipment, net	9,552	10,004
Goodwill	5,837	5,935
Intangible assets, net	772	1,045
Other noncurrent assets	2,689	3,269
TOTAL ASSETS	$83,148	$89,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,039	$4,648
Accrued liabilities	7,362	12,605
Total current liabilities	12,401	17,253
Long-term liabilities	3,266	3,624
Total liabilities	15,667	20,877
Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized at
September 30, 2023 and December 31, 2022, and 19,258,299 and 18,748,529
shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	128,239	128,370
Accumulated deficit	(58,867)	(57,941)
Accumulated other comprehensive loss	(1,910)	(1,450)
Total stockholders’ equity	67,481	68,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,148	$89,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUES	$17,385	$25,988	$60,936	$73,506
COST OF REVENUES	9,773	14,052	31,697	40,810
GROSS PROFIT	7,612	11,936	29,239	32,696
OPERATING EXPENSES:
Research and development	2,881	3,178	8,995	9,784
Sales and marketing	2,487	3,600	9,268	10,910
General and administrative	2,504	3,705	8,964	10,399
Amortization of intangible assets	61	63	188	201
Restructuring expenses	0	57	0	1,309
Total operating expenses	7,933	10,603	27,415	32,603
OPERATING (LOSS) INCOME	(321)	1,333	1,824	93
Other income, net	288	205	855	330
(LOSS) INCOME BEFORE INCOME TAXES	(33)	1,538	2,679	423
Expense (Benefit) for income taxes	77	(434)	466	(396)
NET (LOSS) INCOME	$(110)	$1,972	$2,213	$819

Net (Loss) Income per Share:
Basic	$(0.01)	$0.11	$0.12	$0.05
Diluted	$(0.01)	$0.11	$0.12	$0.04

Weighted Average Shares:
Basic	18,817	18,166	18,643	18,099
Diluted	18,817	18,187	18,745	18,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET (LOSS) INCOME	$(110)	$1,972	$2,213	$819

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(44)	(686)	(460)	(1,618)

COMPREHENSIVE (LOSS) INCOME	$(154)	$1,286	$1,753	$(799)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

				Accumulated	Total
		Additional		Other	Stockholders'
	Common	Paid-In	Accumulated	Comprehensive	Equity of
	Stock	Capital	Deficit	Loss	PCTEL, Inc.

BALANCE at JUNE 30, 2023	$19	$128,533	$(57,698)	$(1,866)	$68,988
Stock-based compensation expense	0	(293)	0	0	(293)
Issuance of shares for stock purchase plans and stock options	0	0	0	0	0
Cancellation of shares for payment of withholding tax	0	(1)	0	0	(1)
Dividends paid ($0.055 per share)	0	0	(1,059)	0	(1,059)
Net loss	0	0	(110)	0	(110)
Change in cumulative translation adjustment, net	0	0	0	(44)	(44)
BALANCE at SEPTEMBER 30, 2023	$19	$128,239	$(58,867)	$(1,910)	$67,481

BALANCE at JUNE 30, 2022	$19	$123,844	$(57,888)	$(1,292)	64,683
Stock-based compensation expense	0	1,147	0	0	1,147
Issuance of shares for stock purchase plans and stock options	0	0	0	0	0
Cancellation of shares for payment of withholding tax	0	0	0	0	0
Dividends paid ($0.055 per share)	0	(1,027)	0	0	(1,027)
Net income	0	0	1,972	0	1,972
Change in cumulative translation adjustment, net	0	0	0	(686)	(686)
BALANCE at SEPTEMBER 30, 2022	$19	$123,964	$(55,916)	$(1,978)	$66,089

BALANCE at DECEMBER 31, 2022	$19	$128,370	$(57,941)	$(1,450)	$68,998
Stock-based compensation expense	0	219	0	0	219
Issuance of shares for stock purchase plans and stock options	0	362	0	0	362
Cancellation of shares for payment of withholding tax	0	(712)	0	0	(712)
Dividends paid ($0.165 per share)	0	0	(3,139)	0	(3,139)
Net income	0	0	2,213	0	2,213
Change in cumulative translation adjustment, net	0	0	0	(460)	(460)
BALANCE at SEPTEMBER 30, 2023	$19	$128,239	$(58,867)	$(1,910)	$67,481

BALANCE at DECEMBER 31, 2021	$18	$123,998	$(56,735)	$(360)	66,921
Stock-based compensation expense	1	3,006	0	0	3,007
Issuance of shares for stock purchase plans and stock options	0	404	0	0	404
Cancellation of shares for payment of withholding tax	0	(396)	0	0	(396)
Dividends paid ($0.165 per share)	0	(3,048)	0	0	(3,048)
Net income	0	0	819	0	819
Change in cumulative translation adjustment, net	0	0	0	(1,618)	(1,618)
BALANCE at SEPTEMBER 30, 2022	$19	$123,964	$(55,916)	$(1,978)	$66,089

The accompanying notes are an integral part of these condensed consolidated financial statements

PCTEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022

Operating Activities:
Net income	$2,213	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,630	2,231
Intangible asset amortization	240	257
Stock-based compensation	219	3,007
Loss on disposal of property and equipment	37	0
Restructuring costs	0	(291)
Bad debt provision	12	70
Changes in operating assets and liabilities:
Accounts receivable	5,669	(2,081)
Inventories	2,360	(3,402)
Prepaid expenses and other assets	768	574
Deferred tax assets	339	(484)
Accounts payable	492	974
Income taxes payable	(321)	15
Other accrued liabilities	(5,320)	(175)
Deferred revenue	27	(93)
Net cash provided by operating activities	8,365	1,421
Investing Activities:
Capital expenditures	(1,247)	(550)
Purchase of short-term investments	(31,350)	(21,971)
Redemptions/maturities of short-term investments	23,834	22,386
Net cash used in investing activities	(8,763)	(135)
Financing Activities:
Proceeds from issuance of common stock	362	404
Payment of withholding tax on stock-based compensation	(712)	(396)
Principal payments on finance leases	(52)	(48)
Cash dividends	(3,139)	(3,048)
Net cash used in financing activities	(3,541)	(3,088)

Net decrease in cash and cash equivalents	(3,939)	(1,802)
Effect of exchange rate changes on cash	(251)	(532)
Cash and cash equivalents, beginning of period	7,736	8,192
Cash and Cash Equivalents, End of Period	$3,546	$5,858

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

Basis of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and the condensed consolidated statement of cash flows, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive (loss) income, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, respectively. The interim condensed consolidated financial statements are unaudited and reflect all adjustments of a normal recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements as of December 31, 2022.

The unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The significant accounting policies followed by the Company are set forth in the 2022 Form 10-K. There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023. In addition, the Company reaffirms the use of estimates in the preparation of the financial statements as set forth in the 2022 Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full period or any other interim periods.

Foreign Operations

Cross-border transactions, both with external parties and in our internal operations, result in exposure to foreign exchange rate fluctuations. We are exposed to currency risk by having foreign locations with suppliers and employees located outside the U.S. Fluctuations could have an adverse effect on our results of operations, cash flows and our balance sheet. We manage certain operating activities at the local level with revenues, costs, assets, and liabilities generally being denominated in local currencies. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Gains and losses resulting from transactions originally in foreign currencies and then translated into U.S. dollars are included in the condensed consolidated statements of operations. For the nine months ended September 30, 2023, approximately 13% of revenues and 11% of expenses were transacted in foreign currencies as compared to 11% and 13% for the nine months ended September 30, 2022. Net foreign exchange gains (losses) resulting from foreign currency transactions included in other income, net were ($56) and $114 for the three months ended September 30, 2023 and 2022, respectively. Net foreign exchange gains resulting from foreign currency transactions included in other income, net were $18 and $187 for the nine months ended September 30, 2023 and 2022, respectively.

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

3. (Loss) Income per Share

The following table is the computation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Income Per Share computation:
Numerator:
Net (loss) income	$(110)	$1,972	$2,213	$819
Denominator:
Weighted shares outstanding - basic	18,817,294	18,165,611	18,642,704	18,098,694

Net (loss) income per common share - basic	$(0.01)	$0.11	$0.12	$0.05
Diluted Income Per Share computation:
Denominator:
Weighted shares outstanding - basic	18,817,294	18,165,611	18,642,704	18,098,694
Restricted shares subject to vesting	0	21,394	102,545	115,013
Common stock option grants	0	70	0	46
Weighted shares outstanding - diluted	18,817,294	18,187,075	18,745,249	18,213,753

Net (loss) income per common share - diluted	$(0.01)	$0.11	$0.12	$0.04

4. Cash, Cash Equivalents and Investments

The Company’s cash, cash equivalents, and investments consisted of the following:

	September 30,	December 31,
	2023	2022
Cash	$2,880	$5,780
Cash equivalents	666	1,956
Short-term investments	29,770	22,254
Total	$33,316	$29,990

Cash and Cash Equivalents

At September 30, 2023 and December 31, 2022, cash and cash equivalents included bank balances and investments with original maturities of less than 90 days. At September 30, 2023 and December 31, 2022, the Company’s cash equivalents were invested in highly liquid AAA rated money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940. Such funds utilize the amortized cost method of accounting, seek to maintain a constant $1.00 per share price, and are redeemable upon demand. The Company restricts its investments in AAA money market funds to those invested 100% in either short-term U.S. government agency securities or bank repurchase agreements collateralized by these same securities. The fair values of these money market funds are established through quoted prices in active markets for identical assets (Level 1 inputs). The Company’s cash in U.S. banks is insured by the Federal Deposit Insurance Corporation up to the insurable limit of $250.

The cash in foreign accounts was as follows:

	September 30,	December 31,
	2023	2022
China	$325	$2,672
Sweden	1,532	1,868
Total	$1,857	$4,540

As of September 30, 2023, the Company has no intention of repatriating the cash in its foreign bank accounts. If the Company decides to repatriate the cash in the foreign bank accounts, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

Investments

At September 30, 2023 and December 31, 2022, the Company’s investments consisted of corporate bonds with ratings at the purchase date of A or higher and certificates of deposit. The investments at September 30, 2023 and December 31, 2022 were classified as held-to-maturity. The bonds and certificates of deposit classified as short-term investments have original maturities greater than 90 days and mature within one year. The Company’s bond investments are recorded at the purchase price and carried at amortized cost.

Under ASU 2016-13, the Company classifies its held-to-maturity investment portfolio by the investment type and further classifies the corporate bonds by the bond ratings. For estimating potential credit losses, the Company considers historical loss data and bond rating, as well as current and future economic conditions.

Cash equivalents and investments were as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$666	$0	$666	$1,956	$0	$1,956
Total Cash Equivalents	$666	$0	$666	$1,956	$0	$1,956
Short-Term Investments:
Corporate bonds	$0	$22,980	$22,980	$0	$21,145	$21,145
Certificates of deposit	6,790	0	6,790	1,109	0	1,109
Total Short-Term Investments	$6,790	$22,980	$29,770	$1,109	$21,145	$22,254
Cash equivalents and Investments - book value	$7,456	$22,980	$30,436	$3,065	$21,145	$24,210
Unrealized losses	$0	$(173)	$(173)	$0	$(59)	$(59)
Cash equivalents and Investments - fair value	$7,456	$22,807	$30,263	$3,065	$21,086	$24,151

The Company categorizes its financial instruments within a fair value hierarchy according to accounting guidance for fair value. The fair value hierarchy is described under the Fair Value of Financial Instruments in Note 2. For the Level 1 investments, the Company uses fair value estimates based on quoted prices in active markets for identical assets or liabilities. For the Level 2 investments, the Company uses quoted prices of similar assets in active markets. The fair values in the table above reflect net unrealizable losses of $173 and $59 at September 30, 2023 and December 31, 2022, respectively.

The investments in foreign accounts were as follows:

	September 30,	December 31,
	2023	2022
China	$2,331	$0
Sweden	1,661	0
Total	$3,992	$0

As of September 30, 2023, the Company has no intention of repatriating the investments in its foreign investment accounts upon maturity. If the Company decides to repatriate the investment in the foreign investment accounts upon maturity, it may have trouble doing so in a timely manner. The Company may also be exposed to foreign currency fluctuations and taxes if it repatriates these funds.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2023 is as follows:

Amount
Balance at December 31, 2022	$5,935
Foreign currency translation	(98)
Balance at September 30, 2023	$5,837

The Company performs an annual impairment test of goodwill as of the end of the first month of the fourth fiscal quarter (October 31), or at an interim date if an event occurs or if circumstances change that indicate that an impairment loss may have been incurred. In performing the annual impairment test, the Company may consider qualitative factors that would indicate possible impairment. A quantitative fair value assessment is also performed at the reporting unit level. If the fair value exceeds the carrying value, then goodwill is not impaired, and no further testing is performed. If the carrying value exceeds the fair value, the implied fair value of goodwill is then compared against the carrying value of goodwill to determine the amount of impairment. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions, including those related to the COVID-19 pandemic and their impact on each of the reporting units. Further, the Company assessed the current market capitalization and financial forecasts. There were no triggering events during the nine months ended September 30, 2023 or September 30, 2022. The Company will continue to monitor goodwill for impairment going forward.

Intangible Assets

The Company amortized intangible assets with finite lives on a straight-line basis over the estimated useful lives, which ranged from one to five years.

The summary of amortization expense in the condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$17	$17	$52	$56
Operating expenses	61	63	188	201
Total	$78	$80	$240	$257

The summary of other intangible assets, net is as follows:

	September 30, 2023			December 31, 2022
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	$17,488	$17,174	$314	$17,512	$17,091	$421
Patents and technology	9,982	9,807	175	9,995	9,761	234
Trademarks and trade names	1,465	1,210	255	1,484	1,143	341
Other intangible assets	92	64	28	96	47	49
Total	$29,027	$28,255	$772	$29,087	$28,042	$1,045

During the nine months ended September 30, 2023, the Company recorded amortization expense of $0.2 million and foreign currency translation adjustment of ($0.1) million. During the nine months ended September 30, 2022, the Company recorded amortization expense of $0.3 million and foreign currency translation adjustment of $0.2 million.

The assigned lives and weighted average amortization periods by intangible asset category are summarized below:

Intangible Assets	Assigned Life	Weighted Average Amortization Period
Customer contracts and relationships	5 years	5.0
Patents and technology	5 years	5.0
Trademarks and trade names	5 years	5.0
Other intangible assets	.5 to 5 years	3.6

The future amortization expenses are as follows:

Fiscal Year	Amount
2023 (remaining three months)	$78
2024	301
2025	295
2026	98
Thereafter	0
Total	$772

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

The allowances for accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
Credit loss provision	$110	$92
Credit allowances	24	40
Total allowances	$134	$132

The Company is exposed to credit losses primarily through the sale of products. The Company’s methodology for expected losses on accounts receivable uses historical collection experience, current and future economic market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of accounts receivable, the estimate of the amount of accounts receivable that may not be collected is based on aging of the account receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company’s allowance for credit losses was $110 at September 30, 2023 and $92 at December 31, 2022.

The following table summarizes the allowance for credit losses activity during the nine months ended September 30, 2023:

Balance at December 31, 2022	$92
Current period allowance for credit losses	18
Balance at September 30, 2023	$110

Inventories

Inventories are stated at the lower of cost or net realizable value and include material, labor and overhead costs using the first-in, first-out method of costing. Inventories as of September 30, 2023 and December 31, 2022 were composed of raw materials, work-in-process and finished goods. The Company had consigned inventory with customers of $0.3 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively. The Company records allowances to reduce the value of inventory to the lower of cost or net realizable value, including allowances for excess and obsolete inventory. Reserves for excess inventory are calculated based on an estimate of inventory in excess of normal and planned usage. Obsolete reserves are based on identification of inventory where the carrying value is above net realizable value. The allowance for inventory losses was $3.3 million at September 30, 2023 and $3.1 million at December 31, 2022.

Inventories, net consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$8,083	$9,064
Work-in-process	1,288	1,076
Finished goods	7,126	8,778
Inventories, net	$16,497	$18,918

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

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Building	$6,922	$6,922
Computers and office equipment	10,772	10,217
Manufacturing and test equipment	14,192	14,661
Furniture and fixtures	1,491	1,475
Leasehold improvements	1,965	1,965
Motor vehicles	20	20
Total property and equipment	35,362	35,260
Less: Accumulated depreciation and amortization	(27,580)	(27,026)
Land	1,770	1,770
Property and equipment, net	$9,552	$10,004

Depreciation and amortization expense was approximately $0.5 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense was approximately $1.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization for finance leases is included in depreciation and amortization expense. See Note 10 for information related to finance leases.

Liabilities

Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Inventory receipts	$2,024	$3,720
Paid time off	1,229	1,001
Payroll and other employee benefits	957	4,318
Professional fees and contractors	607	346
Deferred revenues	522	495
Operating leases	516	527
Employee stock purchase plan	434	232
Warranties	296	317
Income and sales taxes	227	836
Customer refunds for estimated returns	131	235
Real estate taxes	125	158
Finance leases	60	51
Other	234	369
Total	$7,362	$12,605

Long-term liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Operating leases	$2,931	$3,327
Deferred revenue	173	181
Finance leases	129	73
Other	33	43
Total	$3,266	$3,624

7. Stock-Based Compensation

The condensed consolidated statements of operations include ($0.3) million and $1.1 million of stock compensation expense for the three months ended September 30, 2023 and 2022, respectively. The condensed consolidated statements of operations include $0.2 million and $3.0 million of stock compensation expense for the nine months ended September 30, 2023 and 2022, respectively. Stock compensation expense was lower during the three months ended September 30, 2023 and lower for the nine months ended September 30, 2023 compared to the same periods in 2022 because of revisions to forecasts for performance-based share awards under both the short-term and long-term incentive plans. The Company accounts for forfeitures as they occur.

The stock-based compensation expense by type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service-based awards	$353	$447	$1,044	$1,150
Performance-based awards (short-term incentive plan)	(109)	346	0	689
Performance-based awards (long-term incentive plan)	(595)	278	(1,001)	949
Employee stock purchase plan	57	76	176	219
Total	$(294)	$1,147	$219	$3,007

Total stock-based compensation is reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$(1)	$61	$93	$156
Research and development	17	163	110	472
Sales and marketing	(87)	241	21	694
General and administrative	(223)	682	(5)	1,685
Total	$(294)	$1,147	$219	$3,007

The following table presents a summary of the remaining unrecognized share-based compensation expense related to outstanding share-based awards as of September 30, 2023:

Award Type	Remaining Unrecognized Compensation Expense	Weighted Average Life (Years)
Service-based awards	$1,505	1.3
Performance-based awards	$93	0.9

Service-Based Awards

Restricted Stock

The Company grants both service-based and performance-based stock awards to employees pursuant to the PCTEL, Inc. 2019 Stock Incentive Plan. When service-based restricted stock is granted, the Company records deferred stock compensation within additional paid-in capital, representing the fair value of the common stock on the date the restricted shares are granted. The Company records stock compensation expense on a straight-line basis over the vesting period of the applicable service-based restricted shares. For the annual awards granted to executives and key managers in the nine months ended September 30, 2023 and 2022, the Company awarded long-term incentives comprised of one-third service-based restricted stock and two-thirds performance-based restricted stock. The Company awarded service-based restricted stock to all other participating employees.

The following table summarizes service-based restricted stock activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Awards - December 31, 2022	354,037	$6.12
Shares awarded	170,960	4.38
Shares vested	(165,475)	6.77
Shares cancelled	(25,376)	5.09
Unvested Restricted Stock Awards - September 30, 2023	334,146	$4.98

The intrinsic value of service-based restricted shares that vested during the each of the nine months ended September 30, 2023 and 2022 was $0.8 million.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2023:

	Shares	Weighted Average Fair Value
Unvested Restricted Stock Units - December 31, 2022	35,253	$5.42
Units awarded	6,200	4.21
Units vested/Shares awarded	(12,252)	5.57
Unvested Restricted Stock Units - September 30, 2023	29,201	$5.12

The intrinsic value of service-based restricted stock units that vested and were issued as shares during the nine months ended September 30, 2023 and 2022 was $55 and $21, respectively.

Stock Options

The Company may grant employees stock options to purchase common stock. The Company issues stock options with exercise prices no less than the fair value of the Company’s stock on the grant date. Employee stock options are subject to installment vesting. Stock options may be exercised at any time prior to their expiration date or within 180 days of termination of employment, or such shorter time as may be provided in the related stock option agreement. The stock options outstanding at September 30, 2023 have a seven-year life. During the third quarter of 2023, 2,000 stock options expired.

The following table summarizes information about stock options outstanding under all stock option plans at September 30, 2023:

Options Outstanding and Exercisable
Number of Shares	Contractual Life (Years)	Intrinsic Value	Exercise Price
2,000	1.37	$0	$6.98

The intrinsic value is based on the share price of $4.16 at September 30, 2023.

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

Performance-Based Equity Awards

Short-Term Incentive Plan

The Company granted short-term incentive awards to executives, key managers, and non-sales employees under the Company’s 2022 Short-Term Incentive Plan (“STIP”) based on upon achievement of specifically identified corporate annual 2022 adjusted EBITDA and revenue goals. In the first quarter 2023, bonuses for 2022 were paid 50% Company common stock and 50% in cash for executives and key managers, and 100% in cash for all other participants. The value of the common stock for 2022 STIP awards was $1.2 million. The 2023 STIP awards, like the 2022 STIP awards, will be paid 50% in cash and 50% in the Company’s stock for executives and key managers.

Long-Term Incentive Plan

The Company grants performance-based awards to executives and key managers to encourage sustainable growth, consistent earnings, and management retention. Based on the fair value of the shares on the grant date, the Company records stock compensation expense over the performance period based on the estimated achievement of the award.

The following table summarizes the performance award activity:

	Awards at Target	Weighted Average Fair Value
Unvested Performance Awards - December 31, 2022	521,204	$6.85
Awards granted	230,355	4.46
Awards vested	(53,345)	8.70
Awards cancelled	(129,361)	6.25
Unvested Performance Awards - September 30, 2023	568,853	$5.52

The Company granted performance awards under its long-term incentive plan to executives in February 2023 (“2023 LTIP”) and non-executives in May 2023. The performance period for the 2023 LTIP is from January 1, 2023 through December 31, 2025. At target, the total fair market value of all performance based awards issued in 2023 was $1.0 million based on the share price of $4.46 on the grant date. On the award date, the aggregate number of shares that could be earned at target was 230,355 and the maximum number of aggregate shares that could be earned was 403,121.

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

The following table summarizes the active performance-based long-term incentive plans at September 30, 2023:

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

At the close of the ESPP offering period ended March 31, 2023, 100,613 shares were purchased in accordance with the terms of the plan. At the close of the ESPP offering period ended September 30, 2023, 95,342 shares were purchased.

Board of Director Equity Awards

The Company grants restricted stock awards to members of its Board of Directors as an annual retainer and for committee service. These awards are shares of the Company’s stock that vest one year after issuance. In addition, new directors receive a one-time grant that vests over three years. In June 2023, the Company issued 95,966 shares to directors for their annual retainer and committee services. In addition, the Company issued 10,893 shares to its new director. The fair value of the service-based restricted shares for directors that vested during the nine months ended September 30, 2023 was $0.6 million.

The following table summarizes the director awards activity:

	Shares	Weighted Average Fair Value
Outstanding - December 31, 2022	120,696	$4.02
Shares awarded	106,859	4.59
Shares vested	(120,696)	4.02
Outstanding - September 30, 2023	106,859	$4.59

Employee Withholding Taxes on Stock Awards

For ease in administering the issuance of employee stock awards, the Company withholds shares of vested restricted stock awards, stock option exercises and short-term and long-term incentive plan stock awards for taxes. The Company withholds the number of shares it computes as having the value of the relevant withholding tax and remits the tax payment to the appropriate tax authority. For withholding taxes related to stock awards, the Company paid $0.7 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s contributions to retirement plans during the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PCTEL, Inc. 401(k) profit sharing plan - US employees	$186	$187	$629	$593
Defined contribution plans - Foreign employees	60	55	171	190
Total	$246	$242	$800	$783

9. Commitments and Contingencies

Warranty Reserve and Sales Returns

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company accrues for product returns based on historical sales and return trends. The refund liability related to estimated sales returns was $0.1 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively, and is included within accrued liabilities on the accompanying condensed consolidated balance sheets.

The Company offers repair and replacement warranties ranging from one to ten years for certain antenna products and test & measurement products. The Company’s warranty reserve is based on historical sales and costs of repair and replacement trends. The warranty reserve was $0.3 million at September 30, 2023 and 2022, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following table summarizes the warranty activity during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$317	$257
Provisions for warranties	153	162
Consumption of reserves	(174)	(110)
Ending balance	$296	$309

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

The Company's lease cost for the three and nine months ended September 30, 2023 and 2022, respectively, included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$133	$119	$401	$377
Short-term lease costs	10	10	28	60
Variable lease costs	7	2	14	4
Amortization of finance lease assets	12	12	39	47
Interest on finance lease liabilities	1	1	3	4
Total lease cost	$163	$144	$485	$492

The table below summarizes the Company's scheduled future minimum lease payments under operating and finance leases recorded on the balance sheet as of September 30, 2023:

Year	Operating Leases	Finance Leases
2023 (remaining three months)	$134	$15
2024	672	70
2025	582	52
2026	522	31
2027	505	26
Thereafter	1,675	20
Total minimum payments required	4,090	214
Less: amount representing interest	643	25
Present value of net minimum lease payments	3,447	189
Less: current maturities of lease obligations	(516)	(60)
Long-term lease obligations	$2,931	$129

The weighted average remaining lease terms and discount rates for all the Company’s operating and finance leases were as follows as of September 30, 2023:

September 30, 2023
Weighted-average remaining lease term - finance leases	3.7 years
Weighted-average remaining lease term - operating leases	6.9 years
Weighted-average discount rate - finance leases	5.8%
Weighted-average discount rate - operating leases	5.0%

The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$150	$167	$584	$553
Operating cash flows for finance leases	$1	$1	$3	$4
Financing cash flows for finance leases	$24	$11	$52	$48

The following table summarizes the classification of ROU assets and lease liabilities as of September 30, 2023 and December 31, 2022:

Leases	Consolidated Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets:
Operating right-of-use assets	Other noncurrent assets	$1,963	$2,241
Finance right-of-use assets	Other noncurrent assets	198	120
Total leased assets		$2,161	$2,361
Liabilities:
Current
Operating lease liabilities	Accrued liabilities	$516	$527
Finance lease liabilities	Accrued liabilities	60	51
Noncurrent
Operating lease liabilities	Long-term liabilities	2,931	3,327
Finance lease liabilities	Long-term liabilities	129	73
Total lease liabilities		$3,636	$3,978

11. Income Taxes

The Company recorded an income tax expense of $0.5 million for the nine months ended September 30, 2023, and an income tax benefit of $0.4 million for the nine months ended September 30, 2022. The income tax expense recorded for the nine months ended September 30, 2023 and 2022 was lower than the statutory rate of 21% primarily because the Company has a full valuation allowance on its U.S. deferred tax assets.

The Company had deferred tax assets net of deferred tax liabilities of $14.7 million and $15.3 million at September 30, 2023 and December 31, 2022, respectively. By jurisdiction, $12.0 million was associated with the U.S., $1.3 million was associated with China, and $1.4 million was associated with Sweden. The Company’s gross deferred tax assets consist of federal and state net operating losses (“NOLs”), credits, and timing differences.

The Company's valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. On a regular basis, the Company evaluates the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. The Company considers multiple factors in its evaluation of the need for a valuation allowance. At September 30, 2023, the Company had a full valuation allowance on its U.S. and China deferred tax asset and a partial valuation allowance related to its net deferred tax assets for Sweden.

The Company’s federal NOLs generated in 2018 and later periods will not expire, but the Company’s NOLs generated through December 31, 2017 have a finite life primarily based on the 20-year carry forward of federal net operating losses. The timing differences have a ratable reversal pattern over 12 years. While the Company recorded pre-tax book income for the prior three years and believes its financial outlook remains positive, it is below its revenue and earnings projections for 2023 and it did not meet its revenue or earnings expectations for the U.S. jurisdiction in the prior years. Additionally, the Company recognized revenue for one-time projects in fiscal year 2022 that will not be repeated in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with macroeconomic conditions, the Company maintained a full valuation allowance on its U.S. deferred tax assets at September 30, 2023 and December 31, 2022. The Company’s performance versus its projections in both of the prior two years are considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While the Company believes its financial outlook remains positive, under the accounting standards, objective verifiable evidence will have greater weight than subjective evidence such as the Company’s projections for future growth. In addition, the Company faces uncertainties from recent macroeconomic conditions, including inflationary pressures, the economic weakness and the potential for a recession. As a result of all these factors, the Company maintained a full valuation allowance on its U.S. deferred tax assets at September 30, 2023.

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

Since the Company completed the transition of manufacturing from its Tianjin facility to contract manufacturers in 2022, the Company does not expect sufficient profits to utilize its China deferred tax assets. The Company had a full valuation allowance on its China deferred tax at September 30, 2023 and at December 31, 2022. The Company maintained a partial valuation allowance on its Sweden deferred tax assets at September 30, 2023 and at December 31, 2022. Based on positive book and taxable income in 2021 and 2022 and because results exceeded projections, the Company reversed a portion of its valuation allowance related to Sweden deferred tax assets during 2022.

The analysis that the Company prepared to determine the valuation allowance required significant judgment and assumptions regarding future market conditions as well as forecasts for profits, taxable income, and taxable income by jurisdiction. Due to the sensitivity of the analysis, changes to the assumptions in subsequent periods could have a material effect on the valuation allowance.

The Company files a consolidated federal income tax return, income tax returns with various states, and foreign income tax returns in various foreign jurisdictions. The Company’s U.S. federal tax returns remain subject to examination for 2019 and subsequent periods. The Company’s U.S. state tax returns remain subject to examination for 2017 and subsequent periods. The Company’s foreign tax returns remain subject to examination for 2011 and subsequent periods. The Company’s gross unrecognized tax benefit related to income tax uncertainties was $1.0 million at September 30, 2023 and December 31, 2022.

12. Product Line and Geographic Information

Product Line Information:

The following tables are the product line revenues and gross profits for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$13,172	$4,234	$(21)	$17,385
Gross Profit	$4,776	$2,785	$51	$7,612
Gross Profit %	36.3%	65.8%	NA	43.8%

	Nine Months Ended September 30, 2023
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$43,145	$17,891	$(100)	$60,936
Gross Profit	$16,445	$12,671	$123	$29,239
Gross Profit %	38.1%	70.8%	NA	48.0%

	Three Months Ended September 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total

Revenues	$18,653	$7,683	$(348)	$25,988
Gross Profit	$6,562	$5,544	$(170)	$11,936
Gross Profit %	35.2%	72.2%	N/A	45.9%

	Nine Months Ended September 30, 2022
	Antennas & Industrial IoT Devices	Test & Measurement Products	Corporate	Total
Revenues	$53,310	$20,698	$(502)	$73,506
Gross Profit	$17,435	$15,466	$(205)	$32,696
Gross Profit %	32.7%	74.7%	NA	44.5%

Geographic Information:

The Company’s revenue from customers by geographic location, as a percent of total revenues for the three and nine months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2023	2022	2023	2022
Europe, Middle East & Africa	25%	20%	23%	22%
Asia Pacific	5%	7%	8%	6%
Other Americas	4%	3%	4%	2%
Total Foreign sales	34%	30%	35%	30%

Customer Concentration:

The following table represents the customers that accounted for 10% or more of revenues during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2023	2022	2023	2022
Customer A	15%	18%	13%	15%
Customer B	2%	11%	2%	9%

The following table represents the customers that accounted for 10% or more of total trade accounts receivable:

Trade Accounts Receivable	September 30, 2023	December 31, 2022
Customer A	15%	12%
Customer B	3%	12%
Customer C	4%	11%

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

The Company allows its major distributors and certain other customers to return unused product under specified terms and conditions. The Company estimates product returns based on historical sales and return trends and records a corresponding refund liability. The refund liability was $0.1 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively, and is included within accrued liabilities in the accompanying condensed consolidated balance sheets. The Company records an asset based on historical experience for the amount of product it expects to return to inventory as a result of customer returns, which is recorded in inventories in the accompanying condensed consolidated balance sheets. The product return asset was $0.1 million at September 30, 2023 and December 31, 2022.

There were no contract assets at September 30, 2023 and December 31, 2022. The Company records contract liabilities for deferred revenue and customer prepayments. Contract liabilities are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets. The contract liability was $0.8 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively. The Company recognized revenue of $1.2 million during the nine months ended September 30, 2023 and 2022, related to contract liabilities that existed at the beginning of the period.

14. Subsequent Events

The Company evaluates subsequent events occurring between the most recent balance sheet date and the date that the financial statements are available to be issued in order to determine whether the subsequent events are to be recorded and/or disclosed in the Company’s financial statements and footnotes. The financial statements are considered to be available to be issued at the time that they are filed with the SEC. Other than the event disclosed below, there were no other subsequent events or transactions that required recognition or disclosure in the unaudited interim condensed consolidated financial statements.

Merger Agreement

On October 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amphenol Corporation (“Parent”) and Hilltop Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, on the terms and conditions set forth therein and in accordance with the Delaware General Corporation Law (the “DGCL”), Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Parent (the “Merger”).

On the terms and subject to the conditions set forth in the Merger Agreement, which has been approved by the Board, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares of Company common stock (i) owned by the Company in treasury or owned of record by any subsidiary of the Company (other than those held on behalf of a third party), (ii) owned by Parent or Merger Sub or their respective subsidiaries or (iii) held by any person who properly exercises appraisal rights under the DGCL) shall be converted into the right to receive an amount in cash equal to $7.00 per share, without interest (the “Merger Consideration”).

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the Company’s stockholders, (ii) the receipt of certain other regulatory approvals or consents, and (iii) other customary conditions specified in the Merger Agreement. If the Merger is consummated, the Company’s common stock will no longer be listed on any public market.

The Merger Agreement also provides for certain termination rights for both the Company and Parent, including the right of the Company to terminate the Merger Agreement prior to receipt of the Company’s stockholder approval to accept a superior proposal and pursuant to which the Board has authorized the Company to enter into a binding and definitive written alternative acquisition agreement, subject to certain conditions and obligations including the payment of a termination fee, as described below.

In addition, and subject to certain limitations, the Merger Agreement can be terminated by either Parent or the Company if (i) the Merger is not consummated on or before March 13, 2024 or such other date as is agreed in writing by Parent and the Company (any such date, the “Outside Date”) (provided, however, that if all of the conditions to closing other than the conditions relating to governmental consents and the absence of any order of law enjoining or prohibiting the consummation of the Merger have been satisfied as of March 13, 2024, the Outside Date shall automatically extend to June 11, 2024), (ii) the Company stockholder approval is not obtained following a vote of the stockholders of the Company taken thereon or (iii) any applicable governmental entity issues a final and non-appealable order permanently restraining or otherwise prohibiting the Merger

Upon termination of the Merger Agreement under certain circumstances, the Company would be obligated to pay Parent a termination fee of $4,900,000.

The foregoing description of the Merger Agreement, the Merger and other transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited interim condensed consolidated financial statements of PCTEL, Inc. (“PCTEL,” the “Company,” “we,” “our,” and “us”) and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements for the year ended December 31, 2022 contained in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “plans,” “seeks,” “expects,” “anticipates,” “intends,” “believes” and words of similar meaning. Investors in our common stock are cautioned not to place undue reliance on these forward-looking statements. Specifically, these statements include, but are not limited to, statements concerning our future financial performance; the proposed transaction with Amphenol Corporation (the “proposed merger”); growth of our antenna solutions and Industrial Internet of Things (“Industrial IoT”) business and our test & measurement business; customer inventory and supply chain matters; our ability to continue to innovate new products; our ability to expand product lines in the European market and through distribution channels; the impact of our transition plan for manufacturing inside and outside China; the impact of ongoing supply chain disruptions; the impact of geopolitical conditions, including the ongoing war in Ukraine and related sanctions and disruption in petroleum and other markets; the impact of macroeconomic conditions, including inflation, higher interest rates, economic weakness, and potential for a recession in the U.S.; the anticipated demand for certain products, including those related to public safety, Industrial IoT, 5G (e.g., the Gflex scanning receiver), agriculture and intelligent transportation; and the anticipated growth of public and private wireless systems. These statements are based on management’s current expectations and actual results may differ materially from those projected as a result of certain risks and uncertainties. Important factors that could cause such differences include, but are not limited to, the impact of adverse and uncertain economic and political conditions within and outside the U.S., including inflationary pressures, higher interest rates, economic downturn, the potential for a recession, the impact of geopolitical conditions, including the Israel-Hamas war and the ongoing war in Ukraine and related sanctions and disruption in petroleum and other markets; customer inventory and supply chain matters; inflation and increase in product and material costs; competition within the wireless product industry; disruptions to our workforce, operations, supply chain and customer demand caused by the COVID-19 pandemic and the impact of the pandemic and the ensuing supply chain disruption on our results of operations, financial condition, and stock price; our ability to accurately forecast demand for our products; our ability to continue to successfully integrate our Swedish subsidiary and any future acquisitions into our existing operations; the impact of uncertainty as a result of doing business in China and Europe; the impact of tariffs on certain imports from China; delays in our sales cycles; the impact of data densification and IoT on capacity and coverage demand; the impact of 5G; customer demand and growth generally in our defined market segments; our ability to access the government market and create demand for our products; the Company's ability to expand its European presence and benefit from additional antenna and Industrial IoT product offerings from our Swedish subsidiary; and our ability to grow our business and create, protect and implement new technologies and solutions; the risk that the proposed merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock; the failure to satisfy the conditions to the consummation of the proposed merger, including the approval of the merger agreement by our stockholders, and the receipt of certain governmental and regulatory approvals; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the effect of the announcement or pendency of the proposed merger on our business relationships, operating results and business generally; the risk that the proposed merger disrupts our current plans and operations and potential difficulties in our employee retention as a result of the proposed merger; the outcome of any legal proceedings that may be instituted against us, related to the Merger Agreement or the proposed merger; and the risk that the proposed merger and its announcement could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with customers, vendors, employees, stockholders and other business partners and on our operating results and business generally. These and other risks and uncertainties are detailed in our filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements are made only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise any forward-looking statements whether because of new information, future events or otherwise, except as may be required by applicable law. Investors should carefully review the information contained in Item 1A Risk Factors.

Business Overview

PCTEL is a leading global provider of wireless technology, including purpose-built Industrial IoT devices, antennas, and test & measurement products. We strive to solve complex wireless challenges to help organizations stay connected, transform, and grow. We believe we have a strong brand presence and expertise in radio frequency (“RF”), digital and mechanical engineering. We have two product lines (antennas/Industrial IoT devices and test & measurement solutions). Our antenna products include antennas deployed in small cells, enterprise Wi-Fi access points, fleet management, IoT applications, and transit systems. Our Industrial IoT devices include ruggedized access points and IoT sensor platforms for applications such as logistics, remote monitoring and control. Our test & measurement products are designed to improve the performance of wireless networks globally. Mobile operators, private enterprises, and network equipment manufacturers rely on our products to analyze, design, and optimize next generation wireless networks. We seek out product applications that command a premium for product design and performance, and we avoid commodity markets. Our strength is solving complex wireless challenges for our customers through our products and solutions. To this end, we are constantly seeking to innovate and improve antenna, Industrial IoT, and wireless testing products and capabilities to capture the opportunities of the rapidly evolving wireless industry. We focus on engineering, research, and development to maintain and expand our competitiveness.

On October 13, 2023, we entered into an Agreement and Plan of Merger with Amphenol Corporation and Hilltop Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent, pursuant to which, on the terms and conditions set forth therein and in accordance with the Delaware General Corporation Law. Merger Sub will merge with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Parent. Consummation of the Merger is subject to the approval of the Company’s stockholders, receipt of certain required regulatory approvals, and other customary closing conditions. See Note 14 in the notes to our consolidated financial statements as reported in this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations

Third Quarter Overview

Revenues for the three months ended September 30, 2023 were $17.4 million, a decrease of 33.1% compared to $26.0 million for the same period in 2022. By product line, revenues decreased by $3.4 million (44.9%) to $4.2 million for test & measurement products and decreased by $5.5 million (29.4%) to $13.2 million for antennas and Industrial IoT devices. The decrease in revenues for antennas and Industrial IoT devices was primarily due to lower revenues with antennas for agriculture and public safety applications. The decrease in revenues for test & measurement products was primarily due to lower revenues with OEM customers for products with 5G technologies. Customer inventory and supply chain issues discussed above contributed to the decline in revenues. Gross profits of $7.6 million for the quarter decreased by $4.3 million compared to the same period in 2022 due to the revenue decreases for both product lines. The gross profit was lower in the three months ended September 30, 2023 due to the lower gross margin percentage for test & measurement products as a result of a shift in product mix. Operating expense of $7.9 million was $2.7 million lower than in the third quarter of 2022. The decrease in operating expense is driven primarily by lower incentive compensation expenses, including sales commissions, and expenses for the short-term and long-term incentive plans. For the three months ended September 30, 2023, expense accruals for the short-term incentive plan were lower by $0.5 million, expense accruals for the long-term incentive plan were lower by $0.9 million, and expenses for sales commissions were lower by $0.3 million compared to the same period on 2022. The net impact of these changes resulted in a net loss before tax of ($33) for the third quarter of 2023 compared to the income before tax of $1.5 million in the third quarter of 2022.

Revenues for the nine months ended September 30, 2023 were $60.9 million, a decrease of 17.1% compared to $73.5 million for the same period in 2022. By product line, revenues decreased by $2.8 million (13.6%) to $17.9 million for test & measurement products and decreased by $10.2 million (19.1%) to $43.1 million for antennas and Industrial IoT devices. The decrease in revenues for test & measurement products was driven by lower revenues with OEM customers for products with 5G technologies. The decrease in revenues for antennas and Industrial IoT devices was primarily due to lower antenna revenues for agriculture and public safety applications. Customer inventory and supply chain issues discussed above contributed to the decline in revenues. Gross profits of $29.2 million decreased by $3.5 million compared to the same period in the prior year due to the revenue decreases for both product lines. The gross profit was higher in the nine months ended September 30, 2023 primarily due to the higher gross margin percentage for antennas and Industrial IoT devices. Operating expenses of $27.4 million were $5.2 million lower than the same period in the prior year due to lower variable compensation expenses and because the prior year included $1.3 million for restructuring expenses. For the nine months ended September 30, 2023, expense accruals for the short-term incentive plan were lower by $0.8 million, expense accruals for the long-term incentive plan were lower by $2.0 million, and expenses for sales commissions were lower by $0.6 million compared to the same period on 2022. Other income was higher by $0.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 due higher interest rates on short-term investments. The net impact of these changes resulted in an increase in our income before tax of $2.3 million for the nine months ended September 30, 2023 compared to the same period in 2022.

Our cash and investments were lower by $0.3 million during the third quarter 2023. As of September 30, 2023, we had cash and investments of $33.3 million and no debt.

Revenues by Product Line

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

Antennas & Industrial IoT Devices	$13,172	$18,653	$(5,481)	-29.4%
Test & Measurement Products	4,234	$7,683	(3,449)	-44.9%
Corporate	(21)	$(348)	327	not meaningful
Total	$17,385	$25,988	$(8,603)	-33.1%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

Antennas & Industrial IoT Devices	$43,145	$53,310	$(10,165)	-19.1%
Test & Measurement Products	17,891	20,698	(2,807)	-13.6%
Corporate	(100)	(502)	402	not meaningful
Total	$60,936	$73,506	$(12,570)	-17.1%

Revenues decreased 33.1% for the three months ended September 30, 2023 compared to the same period in 2022 due to lower revenues for both i) antennas and Industrial IoT devices and ii) the test & measurement products. Revenues for the test & measurement products decreased 44.9% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to lower revenues with OEM customers for products with 5G technologies. For the three months ended September 30, 2023, revenues decreased for antennas and Industrial IoT devices by 29.4% compared to the same period in 2022 due to lower antenna revenues for agriculture and public safety applications and due to higher customer inventory levels.

Revenues decreased 17.1% for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower revenues for both i) antennas and Industrial IoT devices and ii) the test & measurement product lines. For the nine months ended September 30, 2023, revenues decreased for antennas and Industrial IoT devices by 19.1% compared to the same period in 2022 as a result of lower antenna revenues for agriculture and public safety applications. Revenues for the test & measurement product line decreased 13.6% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to lower revenues with OEM customers for products with 5G technologies.

Gross Profit by Product Line

	Three Months Ended September 30,
	2023	% of Revenues	2022	% of Revenues

Antennas & Industrial IoT Devices	$4,776	36.3%	$6,562	35.2%
Test & Measurement Products	2,785	65.8%	$5,544	72.2%
Corporate	51	not meaningful	(170)	not meaningful
Total	$7,612	43.8%	$11,936	45.9%

	Nine Months Ended September 30,
	2023	% of Revenues	2022	% of Revenues

Antennas & Industrial IoT Devices	$16,445	38.1%	$17,435	32.7%
Test & Measurement Products	$12,671	70.8%	$15,466	74.7%
Corporate	$123	not meaningful	$(205)	not meaningful
Total	$29,239	48.0%	$32,696	44.5%

The gross profit percentage decreased by 2.1% for the three months ended September 30, 2023 compared to the same period in 2022 due to a lower gross margin percentage for test & measurement products. The gross profit percentage for the antennas and Industrial IoT devices increased by 1.1% for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to favorable product mix and lower logistics costs. The gross margin percentage for test & measurement products was lower by 6.4% in the three months ended September 30, 2023 compared to the prior year primarily primarily due to lower revenues and higher component costs.

Gross profit dollars decreased by 10.6% for the nine months ended September 30, 2023 compared to the same period in 2022 due to a 17.1% decline in revenue. The decline in gross profit dollars was partially offset by an increase in gross profit percentage. The gross profit percentage increased by 3.5% for the nine months ended September 30, 2023 compared to the same period in 2022 as a higher gross margin percentage for antennas and Industrial IoT devices offset a lower gross margin percentage for test & measurement products. The gross profit percentage for antennas and Industrial IoT devices increased by 5.4% for the nine months ended September 30, 2023 compared to the same period in 2022 due to favorable product mix and lower logistics costs. The gross profit percentage for test & measurement products decreased by 3.9% for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to lower volume, product and customer mix, as well as higher component costs.

Consolidated Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,	% of Revenues
	2023	Change	2022	2023	2022
Research and development	$2,881	$(297)	$3,178	16.6%	12.2%
Sales and marketing	2,487	(1,113)	3,600	14.3%	13.9%
General and administrative	2,504	(1,201)	3,705	14.4%	14.3%
Amortization of intangible assets	61	(2)	63	0.4%	0.2%
Restructuring expenses	0	(57)	57	0.0%	0.2%
Total	$7,933	$(2,670)	$10,603	45.7%	40.8%

	Nine Months Ended September 30,		Nine Months Ended September 30,	% of Revenues
	2023	Change	2022	2023	2022
Research and development	$8,995	$(789)	$9,784	14.8%	13.3%
Sales and marketing	9,268	(1,642)	10,910	15.2%	14.8%
General and administrative	8,964	(1,435)	10,399	14.7%	14.1%
Amortization of intangible assets	188	(13)	201	0.3%	0.3%
Restructuring expenses	0	(1,309)	1,309	0.0%	1.8%
Total	$27,415	$(5,188)	$32,603	45.0%	44.3%

Research and development expenses were lower by $0.3 million for the three months ended September 30, 2023, compared to the same period in 2022 due to expense accrual reversals for short-term and long-term incentive plans.

Research and development expenses were lower by $0.8 million for the nine months ended September 30, 2023, compared to the same period in 2022 due to lower expense accruals for incentive compensation and lower stock compensation expenses related to short-term and long-term incentive plans.

Sales and marketing expenses include costs associated with the sales and marketing employees, product line management, and trade show expenses.

Sales and marketing expenses decreased $1.1 million for the three months ended September 30, 2023 compared to the same period in 2022 due to lower expenses for sales commissions, stock compensation, and marketing programs as well as lower employee related expenses for sales headcount.

Sales and marketing expenses decreased $1.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower expenses for sales commissions, stock compensation, and marketing programs as well as lower employee related expenses for sales headcount.

General and administrative expenses include costs associated with general management, finance, human resources, IT, legal, public company costs, and other operating expenses to the extent not otherwise allocated to business segments.

General and administrative expenses decreased by $1.2 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to lower expense accruals for the short-term incentive plan expenses and lower stock compensation expenses related to both short and long-term incentive plans.

General and administrative expenses decreased by $1.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 as lower expense accruals for the short-term incentive plan and lower stock compensation expenses related to both short and long-term incentive plans were offset by non-recurring legal expenses and professional fees of $0.8 million related to exploring strategic alternatives.

Amortization of intangible assets within operating expenses were approximately the same for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

Restructuring expenses related to expenses for the transition of manufacturing operations from our Tianjin, China facility to contract manufacturers. Restructuring expenses of $0.1 million and $1.3 million for the three and nine months ended September 30, 2022 consisted primarily of employee severance and payroll related costs associated with the termination of 69 employees in Tianjin. We completed the manufacturing transition during the first quarter 2022.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$346	$75	$839	$125
Foreign exchange (losses) gains	(56)	114	18	188
Other, net	(2)	16	(2)	17
Total	$288	$205	$855	$330
Percentage of revenues	1.7%	0.8%	1.4%	0.4%

Other income, net consists of interest income, foreign exchange gains and losses, and interest expense. Interest income from short-term investment securities increased during the three and nine months ended September 30, 2023 compared to the same periods in the prior year, due to higher market interest rates. Foreign exchange gains (losses) during the three and nine months ended September 30, 2023 and 2022 were related to changes in the exchange rate between the Swedish Krona and the U.S. dollar, as well as between the Chinese Yuan and the U.S. dollar.

Expense (Benefit) for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expense (Benefit) for income taxes	$77	$(434)	$466	$(396)
Effective tax rate	(233.3)%	(28.2)%	17.4%	(93.6)%

We recorded income tax expense of $0.5 million for the nine months ended September 30, 2023 and an income tax benefit of $0.4 million for the nine months September 30, 2022. The expense recorded for the nine months ended September 30, 2023 and 2022 differed from the Federal statutory rate of 21% primarily because we have a full valuation allowance on our U.S. deferred tax assets.

The deferred tax assets consist of U.S. deferred tax assets of $12.0 million and foreign deferred tax assets of $2.7 million. Our valuation allowances are due to uncertainty regarding the utilization of the deferred tax assets. On a regular basis, we evaluate the recoverability of deferred tax assets and the need for a valuation allowance. Such evaluations involve the application of significant judgment. We considered multiple factors in our evaluation of the need for a valuation allowance. At September 30, 2023 we had a full valuation allowance on our U.S. and China deferred tax assets and a partial valuation allowance related to our net deferred tax assets for Sweden.

We recorded pre-tax book income for the prior three years and we believe our financial outlook remains positive, but we did not meet our revenue or earnings expectations for our U.S. operations. Additionally, the Company recognized revenue for one-time projects in fiscal year 2022 which may not be repeated in 2023 or future years. Because of difficulties with forecasting financial results historically, and due to the uncertainties associated with inflationary and recessionary issues, the Company maintained a full valuation allowance on its U.S. deferred tax assets at September 30, 2023.

The Company maintained a full valuation allowance on its China deferred tax assets. Since the Company completed the transition of manufacturing from its Tianjin facility to contract manufacturers in 2022, the Company does not expect sufficient profits to utilize its China deferred tax assets. The Company maintained a partial valuation allowance on its Sweden deferred tax assets at September 30, 2023. Based on positive book and taxable income in 2021 and 2022 and because results exceeded our projections, the Company reversed a portion of its valuation allowance related to Sweden deferred tax assets during 2022.

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

Net (Loss) Income

We recorded a net loss of $110 for the three months ended September 30, 2023 compared to net income of $2.0 million for the same period in 2022 primarily due to the unfavorable impact of lower revenues. For the three months ended September 30, 2023, revenues were lower by $8.6 million compared to the same period in 2022. Operating expenses were lower by $2.7 million due to lower expenses and expense reversals for variable compensation programs. For the three months ended September 30, 2023, stock compensation expenses related to incentive plans were lower by $1.4 million, commission expenses were lower by $0.3 million, and cash-based short-term incentive plan expenses were lower by $0.9 million compared to the same period in 2022.

We recorded net income of $2.2 million for the nine months ended September 30, 2023 compared to net income of $0.8 million for the same period in 2022 as lower operating expenses and higher other income offset lower gross margins from a decline in revenues. For the nine months ended September 30, 2023, revenues were lower by $12.6 million compared to the same period in 2022. Operating expenses were lower by $5.2 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower variable compensation expenses and restructuring expenses, offset by additional expenses of $0.7 million to explore strategic alternatives. The prior year included $1.3 million of restructuring expenses. For the nine months ended September 30, 2023, stock compensation expenses related to incentive plans were lower by $2.8 million, commission expenses were lower by $0.6 million, and cash-based short-term incentive plan expenses were lower by $1.3 million compared to the same period in 2022. Other income increased due to higher interest income.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022
Net cash flow provided by (used in):
Operating activities	$8,365	$1,421
Investing activities	$(8,763)	$(135)
Financing activities	$(3,541)	$(3,088)
Net decrease in cash and cash equivalents	$(3,939)	$(1,802)

	September 30,	December 31,
	2023	2022
Cash and cash equivalents at the end of period	$3,546	$7,736
Short-term investments at the end of period	$29,770	$22,254
Working capital at the end of period	$51,897	$52,369

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

Within investing activities, capital spending historically ranges between 1.0% and 4.0% of our revenues and the primary use of capital is for manufacturing, engineering, and product development. We historically have made significant transfers between investments and cash as we rotate our large cash balances and short-term investment balances between money market funds, which are accounted for as cash equivalents, and other investment vehicles. We have a history of supplementing our organic revenue with acquisitions of product lines or companies, resulting in significant uses of our cash and short-term investment balances from time to time.

Within financing activities, we have historically generated funds from the exercise of stock options and proceeds from the issuance of common stock through our Employee Stock Purchase Plan (“ESPP”). We have historically used funds to issue dividends and we periodically repurchase shares of our common stock through share repurchase programs.

At September 30, 2023, our cash, cash equivalents, and investments were approximately $33.3 million, and we had working capital of $51.9 million. Management believes our cash and investments provide adequate liquidity and working capital for the next twelve months from the date of this Quarterly Report on Form 10-Q to support our operations given our historic ability to generate free cash flow (cash flow from operations less capital spending).

Operating Activities:

Operating activities generated $8.4 million of cash during the nine months ended September 30, 2023. We generated $4.4 million of cash from our statement of operations and generated $4.0 million from the balance sheet. The balance sheet reflects a net generation of cash primarily due to net decreases in accounts receivable and inventories offset by net increases in accrued liabilities. Accounts receivable decreased by $5.7 million during the nine months ended September 30, 2023 due to lower sequential revenues. Net inventories were $2.4 million lower at September 30, 2023 compared to year end 2022 primarily as a result of decreases in inventories for antennas and Industrial IoT devices.

Operating activities generated $1.4 million of cash during the nine months ended September 30, 2022. We generated $6.1 million of cash from our statement of operations and used $4.7 million for the balance sheet. The balance sheet reflects a net use of cash primarily due to net increases in accounts receivable and inventories. Accounts receivable increased by $2.1 million during the nine months ended September 30, 2022 due to higher sequential revenues. Net inventories were $3.4 million higher at September 30, 2022 compared to year end 2021 as a result of increases in inventories for both test & measurement products and antennas and Industrial IoT devices. Inventories were higher because we made strategic decisions to increase our inventories to keep us in front of supply chain constraints and also because of delays with certain antenna customer orders due to their supply chain constraints with chipsets.

Investing Activities:

Our investing activities used $8.8 million of cash during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, redemptions and maturities of our investments provided $23.8 million in funds and we rotated $31.4 million of cash into new investments. We used $1.2 million for capital expenditures during the nine months ended September 30, 2023.

Our investing activities used $0.1 million of cash during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, redemptions and maturities of our investments provided $22.4 million in funds and we rotated $22.0 million of cash into new investments. We used $0.6 million for capital expenditures during the nine months ended September 30, 2022.

Financing Activities:

We used $3.5 million in cash for financing activities during the nine months ended September 30, 2023. This use of cash primarily consists of $3.1 million for the quarterly cash dividends and $0.7 million for payroll taxes related to restricted stock awards, offset by proceeds of $0.4 million from the issuance of common stock for our ESPP.

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

Material Cash Requirements

Our material cash requirements from known contractual and other obligations primarily relate to non-cancelable purchase obligations. Expected timing of those payments are as follows:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Purchase obligations	$17,022	$16,118	$904	$0	$0

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

We may, from time to time, be the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. To our knowledge, as of September 30, 2023, there were no claims or litigation pending against the Company that would be reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A: Risk Factors

See Item 1A of our 2022 Form 10-K. As of September 30, 2023, there have been no material changes to the Risk Factors set forth in Item 1A of our 2022 Form 10-K.

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On October 13, 2023, we entered into the Merger Agreement, pursuant to which the Merger is subject to certain conditions, including (i) the approval of our stockholders; (ii) the receipt of certain other regulatory approvals or consents; and (iii) other customary conditions specified in the Merger Agreement. While it is currently anticipated that the Merger will be consummated during the fourth quarter of 2023 or early 2024, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $4.9 million, in cash; incurring substantial costs related to the Merger, such as legal, accounting and financial advisory that have already been incurred or will continue to be incurred until closing; limitations on our ability to retain and hire key personnel; reputational harm including relationships with investors, clients and business partners due to the adverse perception of any failure to successfully complete the Merger; and potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Parent and requires that our business and the business of our subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

The announcement or pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our clients and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, we have undertaken certain covenants in the Merger restricting the conduct of our business prior to consummating the Merger even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, the Board or other parties to the Merger Agreement, challenging our acquisition by Parent, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is the absence of legal restraints prohibiting the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger, dated as of October 13, 2023, by and among PCTEL, Inc.,Amphenol Corporation and Hilltop Merger, Inc.	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K/A filed October 17, 2023.
3.1	Amendment to PCTEL, Inc’s Amended and Restated Bylaws, dated October 13, 2023.	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed October 16, 2023.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith
101

The following materials from PCTEL, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statement of Operations, (ii) the Unaudited Condensed Consolidated Balance Sheet, (iii) the Unaudited Condensed Consolidated Statement of Stockholders' Equity, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 8, 2023

/s/ Kevin J. McGowan
Kevin J. McGowan
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2023